Form 10-Q
period 1996-06-30
CNL INCOME FUND XI LTD
filed 1996-08-13
CIK 879980

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended             June 30, 1996
                                            -------------------------

                                       OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


                             Commission file number
                                    0-21560


                            CNL Income Fund XI, Ltd.
             (Exact name of registrant as specified in its charter)


          Florida                               59-3078854
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organiza-                Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                                   32801
- ----------------------------                   -----------------
(Address of principal                            (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                                      (407) 422-1574


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X      No

                                    CONTENTS



Part I                                                             Page

  Item 1.  Financial Statements:

             Condensed Balance Sheets                                 1

             Condensed Statements of Income                           2

             Condensed Statements of Partners' Capital                3

             Condensed Statements of Cash Flows                       4

             Notes to Condensed Financial Statements                  5

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                  6-8


Part II

  Other Information                                                   9

                            CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                 June 30,         December 31,
                ASSETS                            1996                1995
                                               -----------        -----------

Land and buildings on operating
  leases, less accumulated
  depreciation of $1,844,412 and
  $1,604,799                                   $25,111,193         $25,350,806
Net investment in direct financing
  leases                                         6,718,505           6,748,733
Investment in joint ventures                     1,550,325           1,567,594
Cash and cash equivalents                        1,216,347           1,222,888
Receivables, less allowance for
  doubtful accounts of $17,085 and
  $22,860                                           23,830             121,473
Prepaid expenses                                    16,770              13,378
Organization costs, less
  accumulated amortization of
  $8,411 and $7,411                                  1,589               2,589
Accrued rental income                            1,085,539             937,198
Other assets                                       122,024             122,024
                                               -----------         -----------
                                               $35,846,122         $36,086,683
                                               ===========         ===========


     LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                               $       899         $     3,472
Escrowed real estate taxes payable                  17,175              16,023
Distributions payable                              875,006             915,006
Due to related parties                               4,530               6,507
Rents paid in advance and deposits                  64,821              80,807
                                               -----------         -----------
    Total liabilities                              962,431           1,021,815

Minority interests                                 482,970             476,372

Partners' capital                               34,400,721          34,588,496
                                               -----------         -----------

                                               $35,846,122         $36,086,683
                                               ===========         ===========


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME



                                                         Quarter Ended                     Six Months Ended
                                                           June 30,                             June 30,
                                                    1996              1995              1996              1995
                                                 ---------         ---------         ----------        -------
Revenues:
  Rental income from
    operating leases                            $  698,136        $  693,869        $ 1,390,982       $ 1,387,737
  Earned income from direct
    financing leases                               210,962           212,702            422,623           425,807
  Contingent rental income                          51,400            39,896             74,378            57,571
  Interest and other income                         24,324            17,221             41,548            32,752
                                                 ---------         ---------         ----------        ----------
                                                   984,822           963,688          1,929,531         1,903,867
                                                 ---------         ---------         ----------        ----------

Expenses:
  General operating and
    administrative                                  47,111            33,955             89,484            59,980
  Professional services                              3,897             5,466             15,201            11,541
  Management fees to related
    parties                                          9,360             9,159             18,184            18,094
  State and other taxes                              6,367            15,888             25,973            38,996
  Depreciation and amorti-
    zation                                         120,307           120,307            240,613           240,613
                                                 ---------         ---------         ----------        ----------
                                                   187,042           184,775            389,455           369,224
                                                 ---------         ---------         ----------        ----------

Income Before Minority
  Interests in Income of
  Consolidated Joint
  Ventures and Equity in
  Earnings of Unconsoli-
  dated Joint Ventures                             797,780           778,913          1,540,076         1,534,643

Minority Interests in Income
  of Consolidated Joint
  Ventures                                         (17,271)          (17,267)           (34,437)          (34,591)

Equity in Earnings of
  Unconsolidated Joint
  Ventures                                          30,524            30,787             56,598            56,876
                                                 ---------         ---------         ----------        ----------

Net Income                                      $  811,033        $  792,433        $ 1,562,237       $ 1,556,928
                                                 =========         =========         ==========        ==========

Allocation of Net Income:
  General partners                              $    8,110        $    7,924        $    15,622       $    15,569
  Limited partners                                 802,923           784,509          1,546,615         1,541,359
                                                 ---------          --------         ----------        ----------

                                                $  811,033        $  792,433        $ 1,562,237       $ 1,556,928
                                                 =========         =========         ==========        ==========

Net Income Per Limited
  Partner Unit                                  $      .20        $     0.20        $       .39       $      0.39
                                                 =========         =========         ==========        ==========

Weighted Average Number
  of Limited Partner Units
  Outstanding                                    4,000,000         4,000,000          4,000,000         4,000,000
                                                 =========         =========         ==========        ==========



           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                            Six Months Ended       Year Ended
                                                June 30,          December 31,
                                                  1996                1995
                                            ----------------      ------------

General partners:
  Beginning balance                           $   109,925          $    77,904
  Net income                                       15,622               32,021
                                              -----------          -----------
                                                  125,547              109,925
                                              -----------          -----------

Limited partners:
  Beginning balance                            34,478,571           34,848,439
  Net income                                    1,546,615            3,170,155
  Distributions ($0.44 and $0.89
    per limited partner unit,
    respectively)                              (1,750,012)          (3,540,023)
                                              -----------          -----------
                                               34,275,174           34,478,571
                                              -----------          -----------

Total partners' capital                       $34,400,721          $34,588,496
                                              ===========          ===========




           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                 Six Months Ended
                                                    June 30,
                                          1996                  1995
                                      -----------            -------

Increase (Decrease) in Cash and
  Cash Equivalents:

    Net Cash Provided by Operating
      Activities                      $ 1,811,310            $ 1,863,225
                                      -----------            -----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                     (1,790,012)            (1,750,012)
        Distributions to holders of
          minority interests              (27,839)               (24,300)
                                      -----------            -----------
            Net cash used in
              financing activities     (1,817,851)            (1,774,312)
                                      -----------            -----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                         (6,541)                88,913

Cash and Cash Equivalents at
  Beginning of Period                   1,222,888              1,124,953
                                      -----------            -----------

Cash and Cash Equivalents at End
  of Period                           $ 1,216,347            $ 1,213,866
                                      ===========            ===========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and
      unpaid at end of period         $   875,006            $   875,006
                                      ===========            ===========


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1996 and 1995


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1996, may not be indicative of the results that may be expected for the year ending December 31, 1996. Amounts as of December 31, 1995, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XI, Ltd. (the "Partnership") for the year ended December 31, 1995.

         The Partnership accounts for its 85 percent interest in Denver Joint Venture and its 77.33% interest in CNL/Airport Joint Venture using the consolidation method. Minority interests represent the minority joint venture partners' proportionate share of equity in the Partnership's consolidated joint ventures. All significant intercompany accounts and transactions have been eliminated.

         Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Adoption of this standard had no material effect on the Partnership's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 20, 1991, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1996, the Partnership owned 39 Properties, including interests in four Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 1996 and 1995, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,811,310 and $1,863,225 for the six months ended June 30, 1996 and 1995, respectively. The decrease in cash from operations for the six months ended June 30, 1996, is primarily a result of changes in the Partnership's working capital.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1996, the Partnership had $1,216,347 invested in such short-term investments as compared to $1,222,888 at December 31, 1995. The funds remaining at June 30, 1996, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, decreased to $962,431 at June 30, 1996, from $1,021,815 at December 31, 1995, primarily as the result of the Partnership's accruing a special distribution payable to the limited partners of $40,000 at December 31, 1995, which was paid in January 1996. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based primarily on cash from operations, the Partnership declared distributions to the limited partners of $1,750,012 for each of the six months ended June 30, 1996 and 1995 ($875,006 for each of the quarters ended June 30, 1996 and 1995). This represents distributions of $.44 per unit for each of the six months ended June 30, 1996 and 1995 ($.22 per unit for each of the quarters ended June 30, 1996 and 1995). No distributions were made to the general partners for the quarters and six months ended June 30, 1996 and 1995. No amounts distributed or to be distributed to the limited partners for the six months ended June 30, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will continue to generate cash flow in excess of operating expenses.

         The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

Results of Operations

         During the six months ended June 30, 1996 and 1995, the Partnership and its consolidated joint ventures, Denver Joint Venture and CNL/Airport Joint Venture, owned and leased 37 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1996 and 1995, the Partnership, Denver Joint Venture and CNL/Airport Joint Venture earned $1,813,605 and $1,813,544, respectively, in rental income from operating leases and earned income from direct financing leases, $909,098 and $906,571 of which was earned during the quarters ended June 30, 1996 and 1995, respectively.

         In addition, during the six months ended June 30, 1996 and 1995, the Partnership earned $74,378 and $57,571, respectively, in contingent rental income, $51,400 and $39,896 of which was earned during the quarters ended June 30, 1996 and 1995, respectively. The increase in contingent rental income during the quarter and six months ended June 30, 1996, as compared to the quarter and six months ended June 30, 1995, is primarily the result of increases in gross sales relating to certain restaurant Properties.

         In addition, for the six months ended June 30, 1996 and 1995, the Partnership owned and leased two Properties indirectly through other joint venture arrangements. In connection therewith, during the six months ended June 30, 1996 and 1995, the Partnership earned $56,598 and $56,876, respectively, attributable to net income earned by unconsolidated joint ventures, $30,524 and $30,787 of which was earned during the quarters ended June 30, 1996 and 1995, respectively.

         Operating expenses, including depreciation and amortization expense, were $389,455 and $369,224 for the six months ended June 30, 1996 and 1995, respectively, of which $187,042 and $184,775 were incurred for the quarters ended June 30, 1996 and 1995, respectively. The increase in operating expenses during the six months ended June 30, 1996, as compared to the six months ended June 30, 1995, is primarily the result of an increase in (i) accounting and administrative expenses associated with operating the Partnership and its Properties, (ii) professional services as a result of appraisal updates obtained to prepare an annual statement of unit valuation to qualified plans in accordance with the Partnership's partnership agreement and (iii) insurance expense as a result of the general partners' obtaining contingent liability and property coverage for the Partnership, effective May 1995. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

                          PART II.  OTHER INFORMATION


Item 1.           Legal Proceedings.  Inapplicable.

Item 2.           Changes in Securities.  Inapplicable.

Item 3.           Defaults upon Senior Securities.  Inapplicable.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 12th day of August, 1996.

                                 CNL INCOME FUND XI, LTD.

                                 By:  CNL REALTY CORPORATION
                                      General Partner

                                      By:  /s/ James M. Seneff, Jr.
                                           JAMES M. SENEFF, JR.
                                           Chief Executive Officer
                                           (Principal Executive Officer)

                                      By:  /s/ Robert A. Bourne
                                           ROBERT A. BOURNE
                                           President and Treasurer
                                           (Principal Financial and
                                           Accounting Officer)