Form 10-Q
period 1996-09-30
CNL INCOME FUND XI LTD
filed 1996-11-04
CIK 879980

FORM 10-Q

            SECURITIES AND EXCHANGE COMMISSION

                  Washington, D.C.  20549


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1996
                               -----------------------------------

                            OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------


                   Commission file number
                           0-21560
                   ----------------------


                  CNL Income Fund XI, Ltd.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)


          Florida                             59-3078854
----------------------------        -------------------------------
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                                32801
----------------------------        -------------------------------
(Address of principal                       (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                       (407) 422-1574
                                    -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X      No
                                                      -------       -------




                                   CONTENTS
                                   --------



Part I                                                              Page
                                                                    ----

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








                           CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)
                           CONDENSED BALANCE SHEETS


                                               September 30,     December 31,
            ASSETS                                 1996              1995
                                               -------------     ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $1,964,218 and
  $1,604,799                                    $24,991,387      $25,350,806
Net investment in direct financing
  leases                                          6,702,682        6,748,733
Investment in joint ventures                      1,543,909        1,567,594
Cash and cash equivalents                         1,227,874        1,222,888
Receivables, less allowance for
  doubtful accounts of $15,232 and
  $22,860                                            30,477          121,473
Prepaid expenses                                     15,545           13,378
Organization costs, less
  accumulated amortization of
  $8,911 and $7,411                                   1,089            2,589
Accrued rental income                             1,159,709          937,198
Other assets                                        122,024          122,024
                                                -----------      -----------

                                                $35,794,696      $36,086,683
                                                ===========      ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                $     1,005      $     3,472
Escrowed real estate taxes payable                   27,696           16,023
Distributions payable                               875,006          915,006
Due to related parties                                6,767            6,507
Rents paid in advance and deposits                   55,684           80,807
                                                -----------      -----------
    Total liabilities                               966,158        1,021,815

Minority interests                                  485,008          476,372

Partners' capital                                34,343,530       34,588,496
                                                -----------      -----------

                                                $35,794,696      $36,086,683
                                                ===========      ===========


           See accompanying notes to condensed financial statements.









                           CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)
                        CONDENSED STATEMENTS OF INCOME


                                   Quarter Ended          Nine Months Ended
                                   September 30,            September 30,
                                  1996        1995        1996        1995
                               ----------  ----------  ----------  ----------

Revenues:
  Rental income from
    operating leases           $  691,100  $  693,020  $2,082,082  $2,080,757
  Earned income from
    direct financing
    leases                        215,739     202,444     638,362     628,251
  Contingent rental
    income                         59,465      42,386     133,843      99,957
  Interest and other
    income                         14,196      15,850      55,744      48,602
                               ----------  ----------  ----------  ----------
                                  980,500     953,700   2,910,031   2,857,567
                               ----------  ----------  ----------  ----------

Expenses:
  General operating and
    administrative                 40,236      32,757     129,720      92,737
  Professional services             5,948       5,919      21,149      17,460
  Management fees to
    related parties                 9,318       9,211      27,502      27,305
  State and other taxes                -        1,300      25,973      40,296
  Depreciation and amorti-
    zation                        120,306     120,306     360,919     360,919
                               ----------  ----------  ----------  ----------
                                  175,808     169,493     565,263     538,717
                               ----------  ----------  ----------  ----------

Income Before Minority
  Interests in Income of
  Consolidated Joint
  Ventures and Equity in
  Earnings of Unconsoli-
  dated Joint Ventures            804,692     784,207   2,344,768   2,318,850

Minority Interests in
  Income of Consolidated
  Joint Ventures                  (17,654)    (17,618)    (52,091)    (52,209)

Equity in Earnings of
  Unconsolidated Joint
  Ventures                         30,777      30,684      87,375      87,560
                               ----------  ----------  ----------  ----------

Net Income                     $  817,815  $  797,273  $2,380,052  $2,354,201
                               ==========  ==========  ==========  ==========

Allocation of Net Income:
  General partners             $    8,178  $    7,973  $   23,801  $   23,542
  Limited partners                809,637     789,300   2,356,251   2,330,659
                               ----------  ----------  ----------  ----------

                               $  817,815  $  797,273  $2,380,052  $2,354,201
                               ==========  ==========  ==========  ==========

Net Income Per Limited
  Partner Unit                 $     0.20  $     0.20  $     0.59  $     0.58
                               ==========  ==========  ==========  ==========

Weighted Average Number of
  Limited Partner Units
  Outstanding                   4,000,000   4,000,000   4,000,000   4,000,000
                               ==========  ==========  ==========  ==========


           See accompanying notes to condensed financial statements.










                           CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                           Nine Months Ended     Year Ended
                                             September 30,      December 31,
                                                 1996               1995
                                           -----------------    ------------

General partners:
  Beginning balance                          $   109,925        $    77,904
  Net income                                      23,801             32,021
                                             -----------        -----------
                                                 133,726            109,925
                                             -----------        -----------

Limited partners:
  Beginning balance                           34,478,571         34,848,439
  Net income                                   2,356,251          3,170,155
  Distributions ($0.66 and
    $0.89 per limited partner
    unit, respectively)                       (2,625,018)        (3,540,023)
                                             -----------        -----------
                                              34,209,804         34,478,571
                                             -----------        -----------

Total partners' capital                      $34,343,530        $34,588,496
                                             ===========        ===========


           See accompanying notes to condensed financial statements.









                           CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)
                      CONDENSED STATEMENTS OF CASH FLOWS


                                                      Nine Months Ended
                                                        September 30,
                                                     1996            1995
                                                 -----------      -----------

Increase (Decrease) in Cash and
  Cash Equivalents:

    Net Cash Provided by Operating
      Activities                                 $ 2,713,459      $ 2,777,317
                                                 -----------      -----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                                (2,665,018)      (2,625,018)
        Distributions to holders
          of minority interests                      (43,455)         (37,549)
                                                 -----------      -----------
            Net cash used in
              financing activities                (2,708,473)      (2,662,567)
                                                 -----------      -----------

Net Increase in Cash and Cash
  Equivalents                                          4,986          114,750

Cash and Cash Equivalents at
  Beginning of Period                              1,222,888        1,124,953
                                                 -----------      -----------

Cash and Cash Equivalents at
  End of Period                                  $ 1,227,874      $ 1,239,703
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








                           CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
          Quarters and Nine Months Ended September 30, 1996 and 1995


1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1996, may not be indicative of the results that may be expected for the year ending December 31, 1996. Amounts as of December 31, 1995, included in the financial statements, have been derived from audited financial statements as of that date.

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








ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      CNL Income Fund XI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 20, 1991, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1996, the Partnership owned 39 Properties, including interests in four Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources
-------------------------------

      The Partnership's primary source of capital for the nine months ended September 30, 1996 and 1995, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,713,459 and $2,777,317 for the nine months ended September 30, 1996 and 1995, respectively. The decrease in cash from operations for the nine months ended September 30, 1996, is primarily a result of changes in the Partnership's working capital.

      Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1996, the Partnership had $1,227,874 invested in such short-term investments as compared to $1,222,888 at December 31, 1995. The funds remaining at September 30, 1996, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

      Total liabilities of the Partnership, including distributions payable, decreased to $966,158 at September 30, 1996, from $1,021,815 at December 31, 1995, primarily as the result of the Partnership's accruing a special distribution payable to the limited partners of $40,000 at December 31, 1995, which was paid in January 1996. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

      Based primarily on cash from operations, the Partnership declared distributions to the limited partners of $2,625,018 for each of the nine months ended September 30, 1996 and 1995 ($875,006 for each of the quarters ended September 30, 1996 and 1995). This represents distributions of $.66 per unit for each of the nine months ended September 30, 1996 and 1995 ($.22 per unit for each of the quarters ended September 30, 1996 and 1995). No distributions were made to the general partners for the quarters and nine months ended September 30, 1996 and 1995. No amounts distributed or to be distributed to the limited partners for the nine months ended September 30, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations
---------------------

      During the nine months ended September 30, 1996 and 1995, the Partnership and its consolidated joint ventures, Denver Joint Venture and CNL/Airport Joint Venture, owned and leased 37 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1996 and 1995, the Partnership, Denver Joint Venture and CNL/Airport Joint Venture earned $2,720,444 and $2,709,008, respectively, in rental income from operating leases and earned income from direct financing leases, $906,839 and $895,464 of which was earned during the quarters ended September 30, 1996 and 1995, respectively.

      In addition, during the nine months ended September 30, 1996 and 1995, the Partnership earned $133,843 and $99,957, respectively, in contingent rental income, $59,465 and $42,386 of which was earned during the quarters ended September 30, 1996 and 1995, respectively. The increase in contingent rental income during the quarter and nine months ended September 30, 1996, as compared to the quarter and nine months ended September 30, 1995, is primarily the result of increases in gross sales relating to certain restaurant Properties.

      In addition, for the nine months ended September 30, 1996 and 1995, the Partnership owned and leased two Properties indirectly through other joint venture arrangements. In connection therewith, during the nine months ended September 30, 1996 and 1995, the Partnership earned $87,375 and $87,560, respectively, attributable to net income earned by unconsolidated joint ventures, $30,777 and $30,684 of which was earned during the quarters ended September 30, 1996 and 1995, respectively.

      Operating expenses, including depreciation and amortization expense, were $565,263 and $538,717 for the nine months ended September 30, 1996 and 1995, respectively, of which $175,808 and $169,493 were incurred for the quarters ended September 30, 1996 and 1995, respectively. The increase in operating expenses during the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995, is primarily the result of an increase in (i) accounting and administrative expenses associated with operating the Partnership and its Properties, (ii) professional services as a result of appraisal updates obtained to prepare an annual statement of unit valuation to qualified plans in accordance with the Partnership's partnership agreement and (iii) insurance expense as a result of the general partners' obtaining contingent liability and property coverage for the Partnership, effective May 1995. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.







                          PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings.  Inapplicable.
            -----------------

Item 2.     Changes in Securities.  Inapplicable.
            ---------------------

Item 3.     Defaults upon Senior Securities.  Inapplicable.
            -------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            Inapplicable.

Item 5.     Other Information.  Inapplicable.
            -----------------

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   Exhibits - None.

            (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.







                                  SIGNATURES
                                  ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 28th day of October, 1996.

                              CNL INCOME FUND XI, LTD.

                              By:  CNL REALTY CORPORATION
                                    General Partner

                                    By:  /s/ James M. Seneff, Jr.
                                         -----------------------------
                                          JAMES M. SENEFF, JR.
                                          Chief Executive Officer
                                          (Principal Executive Officer)

                                    By:  /s/ Robert A. Bourne
                                         -----------------------------
                                          ROBERT A. BOURNE
                                          President and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)