Form 10-K405
period 1996-12-31
CNL INCOME FUND XI LTD
filed 1997-03-27
CIK 879980

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                   FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended         December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                     to


                        Commission file number  0-21560

                            CNL INCOME FUND XI, LTD.
             (Exact name of registrant as specified in its charter)

           Florida                                        59-3078854
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                        400 East South Street, Suite 500
                            Orlando, Florida  32801
          (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code:  (407) 422-1574

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class:                       Name of exchange on which registered:
     None                                                 Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

              Units of limited partnership interest ($10 per Unit)
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes      X      No
                                         --------       --------
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market value for such Units. Each Unit was originally sold at $10 per Unit.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

                                     PART I

Item 1.  Business

         CNL Income Fund XI, Ltd. (the "Registrant" or the "Partnership") is a limited partnership which was organized pursuant to the laws of the State of Florida on August 20, 1991. The general partners of the Partnership are Robert
A. Bourne, James M. Seneff, Jr. and CNL Realty Corporation, a Florida corporation (the "General Partners"). Beginning on March 18, 1992, the Partnership offered for sale up to $40,000,000 of limited partnership interests (the "Units") (4,000,000 Units at $10 per Unit) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended, effective March 12, 1992. The offering terminated on September 28, 1992, at which date the maximum offering proceeds of $40,000,000 had been received from investors who were admitted to the Partnership as limited partners (the "Limited Partners").

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $35,200,000, and were used to acquire 39 Properties, including interests in four Properties owned by joint ventures in which the Partnership is a co-venturer, and to establish a working capital reserve for Partnership purposes. During the year ended December 31, 1996, the Partnership sold its Property in Philadelphia, Pennsylvania. As a result of this transaction, as of December 31, 1996, the Partnership owned 38 Properties, including interests in four Properties owned by joint ventures in which the Partnership is a co-venturer. During January 1997, the Partnership reinvested the net sales proceeds from the sale of the Property in Philadelphia, Pennsylvania, in a Black-eyed Pea Property located in Corpus Christi, Texas, with an affiliate of the General Partners as tenants-in-common. The Partnership leases the Properties on a triple-net basis with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities.

         The Partnership will hold its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. In general, the General Partners plan to seek the sale of some of the Properties commencing seven to 12 years after their acquisition. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and the joint ventures in which the Partnership is a co-venturer provide for initial terms, ranging from 14 to 20 years (the average being 18 years), and expire between 2006 and 2012. All leases are on a triple-net basis, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $45,600 to $172,400. All of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

         Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         In January 1997, the Partnership reinvested the net sales proceeds from the sale of the Property in Philadelphia, Pennsylvania, in a Black-eyed Pea Property located in Corpus Christi, Texas, with an affiliate of the General Partners, as tenants-in-common, as described below in "Joint Venture Arrangements." The lease terms for this Property are substantially the same as the Partnership's other leases, as described above in the first three paragraphs of this section.

Major Tenants

         During 1996, four lessees (or group of affiliated lessees) of the Partnership and its consolidated joint ventures, (i) Golden Corral Corporation,
(ii) Foodmaker, Inc., (iii) Burger King Corporation and BK Acquisition, Inc. (which are affiliated entities under common control) (hereinafter referred to as Burger King Corporation), and (iv) Flagstar Enterprises, Inc., Denny's, Inc. and Quincy's Restaurants, Inc. (which are affiliated entities under common control of Flagstar Corporation) (hereinafter referred to as Flagstar Corporation), each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint ventures and the Partnership's share of rental income from two Properties owned by unconsolidated joint ventures). As of December 31, 1996, Golden Corral Corporation was the lessee under leases relating to three restaurants, Foodmaker, Inc. was the lessee under leases relating to eight restaurants, Burger King Corporation was the lessee under leases relating to eight restaurants and Flagstar Corporation was the lessee under leases relating to nine restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these four lessees (or group of affiliated lessees) each will continue to contribute more than ten percent of the Partnership's total rental income in 1997 and subsequent years. In addition, four Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Jack in the Box, Burger King and Denny's, each accounted for more than ten percent of the Partnership's total rental income during 1996 (including rental income from the Partnership's consolidated joint ventures and the Partnership's share of rental income from two Properties owned by unconsolidated joint ventures). In subsequent years, it is anticipated that these four Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

Joint Venture Arrangements

         The Partnership has entered into two separate joint venture arrangements, Denver Joint Venture and CNL/Airport Joint Venture, with unaffiliated entities to purchase and hold two Properties. In addition, the Partnership has entered into two separate joint venture arrangements, Ashland Joint Venture and Des Moines Real Estate Joint Venture, with affiliates of the General Partners, to purchase and hold two Properties.

         The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint ventures in accordance with their respective percentage interests in the joint ventures. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint ventures.

         CNL/Airport Joint Venture, Denver Joint Venture and Des Moines Real Estate Joint Venture each have an initial term of 20 years and Ashland Joint Venture has an initial term of 30 years and, after the expiration of the initial term, continue in existence from year to year unless terminated at the option of any of the joint venturers or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partners to dissolve the joint venture.

         The Partnership has management control of CNL/Airport Joint Venture and Denver Joint Venture and shares management control equally with affiliates of the General Partners for Ashland Joint Venture and Des Moines Real Estate Joint Venture. The joint venture agreements restrict each venturer's ability to sell, transfer or assign its joint venture interest without first offering it for sale to its joint venture partners, either upon such terms and conditions as to which the venturers may agree or, in the event the venturers cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture interest.

         Net cash flow from operations of CNL/Airport Joint Venture, Denver Joint Venture, Ashland Joint Venture and Des Moines Real Estate Joint Venture is distributed 77.33%, 85 percent, 62.16% and 76.6%, respectively, to the Partnership and the balance is distributed to each of the joint venture partners in accordance with its respective percentage interest in the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

         In addition to the above joint venture agreements, in January 1997, the Partnership entered into an agreement to hold a Black-eyed Pea Property as tenants-in-common with an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. The Partnership owns an approximate 73 percent interest in this Property.

Certain Management Services

         CNL Investment Company, an affiliate of the General Partners, provided certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership through December 31, 1994. Under this agreement, CNL Investment Company was responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Investment Company also assisted the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay CNL Investment Company an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services.

         Effective January 1, 1995, certain officers and employees of CNL Investment Company became officers and employees of CNL Income Fund Advisors, Inc., an affiliate of the General Partners and CNL Investment Company assigned its rights in, and its obligations under, the management agreement with the Partnership to CNL Income Fund Advisors, Inc. In addition, effective October 1, 1995, CNL Income Fund Advisors, Inc. assigned its rights in, and its obligations under, the management agreement with the Partnership to CNL Fund Advisors, Inc. All of the terms and conditions of the management agreement, including the payment of fees, as described above, remain unchanged.

         The management agreement continues until the Partnership no longer owns an interest in any Properties unless terminated at an earlier date upon 60 days' prior notice by either party.

Competition

         The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.

         At the time the Partnership elects to dispose of its Properties, other than as a result of the exercise of tenant options to purchase Properties, the Partnership will be in competition with other persons and entities to locate purchasers for its Properties.

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of CNL Fund Advisors, Inc. perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.

Item 2.  Properties

         As of December 31, 1996, the Partnership owned, either directly or through joint venture arrangements, 38 Properties, located in 20 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 18,000 to 329,000 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 2,100 to 11,400 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations.

         Generally, a lessee is required, under the terms of its lease agreement, to make such capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs and equipment so as to comply with the lessee's obligations, if applicable, under the franchise agreement to reflect the current commercial image of its Restaurant Chain. These capital expenditures are required to be paid by the lessee during the term of the lease.

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1996 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Golden Corral Corporation leases three Golden Corral restaurants with an initial terms of 15 years (expiring in 2007) and average minimum base annual rent of approximately $166,300 (ranging from approximately $157,300 to $172,400).

         Foodmaker, Inc. leases eight Jack in the Box restaurants with an initial term of 18 years (expiring in 2010) and the average minimum base annual rent is approximately $87,500 (ranging from approximately $63,600 to $103,400).

         Burger King Corporation leases eight Burger King restaurants with an initial term of 14 years (expiring in 2006) and average minimum base annual rent of approximately $94,800 (ranging from approximately $73,200 to $124,700).

         Flagstar Corporation leases five Hardee's restaurants, two Denny's restaurants and two Quincy's restaurants with an initial term of 20 years (expiring in 2012) and the average minimum base annual rent is approximately $79,900 (ranging from approximately $57,100 to $116,000).

         The General Partners consider the Properties to be well-maintained and sufficient for the Partnership's operations.

Item 3.  Legal Proceedings

         Neither the Partnership, nor its General Partners or any affiliate of the General Partners, nor any of their respective properties, is a party to, or subject to, any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of February 28, 1997, there were 3,201 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase) may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. Since inception, the price paid for any Unit transferred pursuant to the Plan has been $9.50 per Unit. The price to be paid for any Unit transferred other than pursuant to the Plan is subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1996 and 1995 other than pursuant to the Plan, net of commissions (which ranged from zero to 40 percent).

                               1996 (1)                            1995 (1)
                    ---------------------------------    -----------------------------
                       High       Low      Average        High       Low      Average
                       ----       ---      -------        ----       ---      -------
First Quarter         $10.00     $7.62       $9.05       $10.00    $ 7.22      $ 8.39
Second Quarter          9.50      8.81        9.27         9.50      8.37        8.94
Third Quarter             (2)       (2)         (2)       10.00      6.00        8.28
Fourth Quarter          9.50      9.50        9.50         9.50      6.85        8.99

(1) A total of 21,283 and 20,052 Units were transferred other than pursuant to the Plan for the years ended December 31, 1996 and 1995, respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 1996 and 1995, the Partnership declared cash distributions of $3,540,024 and $3,540,023, respectively, to the Limited Partners. During each of the quarters ended December 31, 1996 and 1995, the Partnership declared a special distribution to the Limited Partners of $40,000 which represented cumulative excess operating reserves. No amounts distributed to partners for the years ended December 31, 1996 and 1995 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.


Quarter Ended                             1996              1995
-------------                          ----------        ----------

March 31                                 $875,006          $875,006
June 30                                   875,006           875,006
September 30                              875,006           875,006
December 31                               915,006           915,005

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

Item 6.  Selected Financial Data

                                         1996          1995          1994           1993          1992
                                    ------------- ------------- -------------  ------------- -------------
Year Ended December 31:
    Revenues (1)                     $  3,976,787  $  3,920,528  $  3,933,435   $  3,908,566  $  1,429,459
    Net income (2)                      3,464,705     3,202,176     3,272,492      3,232,452     1,185,438



                                         1996          1995          1994           1993          1992
                                    ------------- ------------- -------------  ------------- -------------
    Cash distributions declared (3)     3,540,024     3,540,023     3,425,007      3,325,000     1,225,032
    Net income per Unit (2)(4)                .86           .79           .81            .80           .44
    Cash distributions declared
       per Unit (3)(4)                        .89           .89           .86            .83           .46

At December 31:
    Total assets                      $36,003,045   $36,086,683   $36,335,476    $36,536,663   $36,195,593
Partners' Capital                      34,513,177    34,588,496    34,926,343     35,078,858    35,171,406

(1) Revenues include equity in earnings of unconsolidated joint ventures and minority interest in income of consolidated joint ventures.

(2) Net income for the year ended December 31, 1996, includes $213,685 from a gain on sale of land and building.

(3) Distributions for the years ended December 31, 1996 and 1995, include a special distribution to the Limited Partners of $40,000, which represented cumulative excess operating reserves.

(4) Based on the weighted average number of Limited Partner Units outstanding during each of the years ended December 31, 1996, 1995, 1994 and 1993, and during the period April 23, 1992 through December 31, 1992.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on August 20, 1991, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1996, the Partnership owned 38 Properties, either directly or through joint venture arrangements.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the years ended December 31, 1996, 1995 and 1994, was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $3,601,714, $3,652,185 and $3,497,941 for the years ended December 31, 1996, 1995 and 1994, respectively. The decrease in cash from operations during 1996, as compared to 1995, and the increase during 1995, as compared to 1994, is primarily a result of changes in the Partnership's working capital during each of the respective years.

         Other sources and uses of capital included the following during the years ended December 31, 1996, 1995 and 1994.

         In November 1996, the Partnership sold its Property in Philadelphia, Pennsylvania, for $1,050,000 and received net sales proceeds of $1,044,750, resulting in a gain of $213,685 for financial reporting purposes. This Property was originally acquired by the Partnership in September 1992, and had a cost of approximately $877,900, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $166,900 in excess of its original purchase price. As of December 31, 1996, the net sales proceeds of $1,044,750, plus accrued interest of $3,072, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional Property. The sale of this Property was structured to qualify as a like-kind exchange transaction in accordance with
Section 1031 of the Internal Revenue Code. As a result, no gain was recognized for federal income tax purposes. Therefore, the Partnership was not required to distribute any of the net sales proceeds from the sale of this Property to

Limited Partners for the purpose of paying federal and state income taxes. In January 1997, the Partnership reinvested the net sales proceeds in a Black-eyed Pea Property located in Corpus Christi, Texas, with an affiliate of the General Partners as tenants-in-common.

         None of the Properties owned by the Partnership or the joint ventures in which the Partnership owns an interest is or may be encumbered. Subject to certain restrictions on borrowing, however, the Partnership may borrow funds but will not encumber any of the Properties in connection with any such borrowing. The Partnership will not borrow for the purpose of returning capital to the Limited Partners. The Partnership will not borrow under arrangements that would make the Limited Partners liable to creditors of the Partnership. The General Partners further have represented that they will use their reasonable efforts to structure any borrowing so that it will not constitute "acquisition indebtedness" for federal income tax purposes and also will limit the Partnership's outstanding indebtedness to three percent of the aggregate adjusted tax basis of its Properties. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At December 31, 1996, the Partnership had $1,225,860 invested in such short-term investments as compared to $1,222,888 at December 31, 1995. The funds remaining at December 31, 1996, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         During 1996, 1995 and 1994, affiliates of the General Partners incurred $105,643, $92,276 and $86,229, respectively, for certain operating expenses. As of December 31, 1996 and 1995, the Partnership owed $2,121 and $6,507, respectively, to affiliates for such amounts, accounting and administrative services and management fees. As of February 28, 1997, the Partnership had reimbursed the affiliates all such amounts. Other liabilities decreased to $999,977 at December 31, 1996, from $1,015,308 at December 31, 1995. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, the Partnership declared distributions to the Limited Partners of $3,540,024, $3,540,023 and $3,425,007 for the years ended December 31, 1996, 1995 and 1994, respectively. This represents a distribution of $0.89 per Unit for each of the years ended December 31, 1996 and 1995, and $0.86 per Unit for the year ended December 31, 1994. No amounts distributed or to be distributed to the Limited Partners for the years ended December 31, 1996, 1995 and 1994, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         The General Partners believe that the Properties are adequately covered by insurance. In addition, the General Partners have obtained contingent liability and property coverage for the Partnership. This insurance is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

         The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The General Partners believe that the leases will continue to generate cash flow in excess of operating expenses.

         Due to low operating expenses and ongoing cash flow, the General Partners believe that the Partnership has sufficient working capital reserves at this time. In addition, because all leases of the Partnership's Properties are on a triple-net basis, it is not anticipated that a permanent reserve for maintenance and repairs will be established at this time. To the extent, however, that the Partnership has insufficient funds for such purposes, the General Partners will contribute to the Partnership an aggregate amount of up to one percent of the offering proceeds for maintenance and repairs.

         The General Partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

Results of Operations

         During the years ended December 31, 1996, 1995 and 1994, the Partnership owned and leased 35 wholly owned properties (including one Property in Philadelphia, Pennsylvania, which was sold in November 1996). In addition, during

1996, 1995 and 1994, the Partnership was a co-venturer in four separate joint ventures that each owned and leased one property. As of December 31, 1996, the Partnership owned, either directly or through joint venture arrangements, 38 Properties which are subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $45,600 to $172,400. All of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 1996, 1995 and 1994, the Partnership and its consolidated joint ventures, Denver Joint Venture and CNL/Airport Joint Venture, earned $3,615,977, $3,609,385 and $3,631,706, respectively, in rental income from operating leases and earned income from direct financing leases. The decrease in rental and earned income during 1995, as compared to 1994, is primarily attributable to the fact that the Partnership established an allowance for doubtful accounts of approximately $16,000 for rental amounts relating to the Property in Deming, New Mexico, as to which the tenant had defaulted under the terms of the lease. The increase during 1996, as compared to 1995, is primarily attributable to the fact that the Partnership received approximately $8,500 of amounts previously considered doubtful in connection with this tenant which the Partnership recorded as income as collected. The tenant of this Property is continuing to operate the restaurant on this Property and has been paying rent in accordance with the terms of the lease agreement. The Partnership is continuing to pursue collection of the remaining past due amounts relating to this Property and will recognize any such amounts as income when collected. The increase in rental and earned income during 1996, as compared to 1995, was partially offset by a slight decrease as a result of the sale of the Property in Philadelphia, Pennsylvania, in November 1996. In January 1997, the Partnership reinvested the net sales proceeds in a Property in Corpus Christi, Texas, with an affiliate of the General Partners, as discussed above in "Liquidity and Capital Resources."

         For the years ended December 31, 1996, 1995 and 1994, the Partnership also earned $251,312, $200,198 and $212,217, respectively, in contingent rental income. The increase in contingent rental income during 1996, as compared to 1995, is primarily due to an increase in gross sales of certain restaurant properties whose leases require the payment of contingent rental income. The decrease during 1995, as compared to 1994, is primarily due to a decrease in gross sales of certain restaurant properties whose leases require the payment of contingent rental income.

         In addition, for the years ended December 31, 1996, 1995 and 1994, the Partnership earned $118,211, $118,384 and $119,370, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer. In January 1997, the Partnership reinvested the net sales proceeds it received from the sale of the Property in Philadelphia, Pennsylvania, in a Black-eyed Pea Property in Corpus Christi, Texas, with an affiliate of the General Partners as tenants-in-common. In connection therewith, the Partnership and the affiliate will share the profits and losses of the Property in proportion to each co-venturer's interest. As such, the Partnership has an approximate 73 percent interest in this Property. Therefore, the General Partners expect net income earned by joint ventures to increase in 1997 and subsequent years.

         During the years ended December 31, 1996, 1995 and 1994, four lessees (or group of affiliated lessees) of the Partnership and its consolidated joint ventures, (i) Golden Corral Corporation, (ii) Foodmaker, Inc., (iii) Burger King Corporation and BK Acquisition, Inc. (which are affiliated entities under common control) (hereinafter referred to as Burger King Corporation), and (iv) Flagstar Enterprises, Inc., Denny's, Inc. and Quincy's Restaurants, Inc. (which are affiliated under common control of Flagstar Corporation) (hereinafter referred to as Flagstar Corporation), each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint ventures and the Partnership's share of rental income from two Properties owned by unconsolidated joint ventures). As of December 31, 1996, Golden Corral Corporation was the lessee under leases relating to three restaurants, Foodmaker, Inc. was the lessee under leases relating to eight restaurants, Burger King Corporation was the lessee under leases relating to eight restaurants and Flagstar Corporation was the lessee under leases relating to nine restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these four lessees or groups of affiliated lessees, each will continue to contribute more than ten percent of the Partnership's total rental income during 1997 and subsequent years. In addition, four Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Jack in the Box, Burger King and Denny's, each accounted for more than ten percent of the Partnership's total rental income in 1996 (including rental income from the Partnership's consolidated joint ventures and the Partnership's share of rental income from two Properties owned by unconsolidated joint ventures). In subsequent years, it is anticipated that these Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income.

         Operating expenses, including depreciation and amortization expense, were $725,767, $718,352 and $660,943 for the years ended December 31, 1996, 1995 and 1994, respectively. The increase in operating expenses during 1996 and 1995, as compared to 1994, is primarily the result of an increase in accounting and administrative expenses associated with operating the Partnership and its Properties, and an increase in insurance expense as a result of the General Partners' obtaining contingent liability and property coverage for the Partnership, as discussed above in "Liquidity and Capital Resources." The increase in operating expenses during 1995, as compared to 1994, is also attributable to the Partnership's incurring additional taxes relating to the filing of various state and city tax returns during 1995.

         The increase in operating expenses during 1996, as compared to 1995, was partially offset by the Partnership receiving a state tax refund during 1996, from the State of New Hampshire for state taxes paid in prior years and by a decrease in depreciation expense as a result of the sale of the Property in Philadelphia, Pennsylvania, in November 1996, as discussed above in "Liquidity and Capital Resources."

         As a result of the sale of the Property in Philadelphia, Pennsylvania, as discussed above in "Liquidity and Capital Resources," the Partnership recognized a gain of $213,685 for financial reporting purposes for the year ended December 31, 1996. No Properties were sold during the years ended December 31, 1995 and 1994.

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

         The Partnership's leases as of December 31, 1996, are triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.


Item 8.   Financial Statements and Supplementary Data

                            CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

                                    CONTENTS
                                    --------

                                                                                                        Page
                                                                                                        ----
Report of Independent Accountants                                                                        12

Financial Statements:

  Balance Sheets                                                                                         13

  Statements of Income                                                                                   14

  Statements of Partners' Capital                                                                        15

  Statements of Cash Flows                                                                               16

  Notes to Financial Statements                                                                          18




                       Report of Independent Accountants


To the Partners
CNL Income Fund XI, Ltd.

We have audited the financial statements and the financial statement schedule of CNL Income Fund XI, Ltd. (a Florida limited partnership) listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNL Income Fund XI, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.






Orlando, Florida
January 14, 1997





                            CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

                                 BALANCE SHEETS
                                 --------------

                                                                                        December 31,
            ASSETS                                                              1996                   1995
            ------                                                           -----------              -------
Land and buildings on operating
  leases, less accumulated
  depreciation                                                               $24,019,677              $25,350,806
Net investment in direct financing
  leases                                                                       6,686,367                6,748,733
Investment in joint ventures                                                   1,537,430                1,567,594
Cash and cash equivalents                                                      1,225,860                1,222,888
Restricted cash                                                                1,047,822                       -
Receivables                                                                       92,546                  121,473
Prepaid expenses                                                                  13,227                   13,378
Organization costs, less accumulated
  amortization of $9,411 and $7,411                                                  589                    2,589
Accrued rental income                                                          1,257,503                  937,198
Other assets                                                                     122,024                  122,024
                                                                             -----------              -----------

                                                                             $36,003,045              $36,086,683
                                                                             ===========              ===========


  LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                             $     2,202              $     3,472
Escrowed real estate taxes payable                                                21,573                   16,023
Distributions payable                                                            915,006                  915,006
Due to related parties                                                             2,121                    6,507
Rents paid in advance and deposits                                                61,196                   80,807
                                                                             -----------              -----------
    Total liabilities                                                          1,002,098                1,021,815

Minority interests                                                               487,770                  476,372

Partners' capital                                                             34,513,177               34,588,496
                                                                             -----------              -----------

                                                                             $36,003,045              $36,086,683
                                                                             ===========              ===========



                See accompanying notes to financial statements.

                            CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

                              STATEMENTS OF INCOME
                              --------------------

                                                                            Year Ended December 31,
                                                                   1996                1995               1994
                                                                ----------          ----------         ----------
Revenues:
  Rental income from operating
    leases                                                      $2,765,327          $2,774,204         $2,775,472
  Earned income from direct
    financing leases                                               850,650             835,181            856,234
  Contingent rental income                                         251,312             200,198            212,217
  Interest and other income                                         61,403              62,599             39,078
                                                                ----------          ----------         ----------
                                                                 3,928,692           3,872,182          3,883,001
                                                                ----------          ----------         ----------

Expenses:
  General operating and
    administrative                                                 164,642             135,605             99,667
  Professional services                                             30,984              22,995             22,127
  Management fees to related
    parties                                                         37,293              36,930             37,161
  State and other taxes                                             14,650              41,596             20,762
  Depreciation and amorti-
    zation                                                         478,198             481,226            481,226
                                                                ----------          ----------         ----------
                                                                   725,767             718,352            660,943
                                                                ----------          ----------         ----------

Income Before Minority Interests
  in Income of Consolidated Joint
  Ventures, Equity in Earnings of
  Unconsolidated Joint Ventures
  and Gain on Sale of Land and
  Building                                                       3,202,925           3,153,830          3,222,058

Minority Interests in Income of
  Consolidated Joint Ventures                                      (70,116)            (70,038)           (68,936)

Equity in Earnings of Unconsoli-
  dated Joint Ventures                                             118,211             118,384            119,370

Gain on Sale of Land and Building                                  213,685                  -                  -
                                                                ----------          ----------         ---------

Net Income                                                      $3,464,705          $3,202,176         $3,272,492
                                                                ==========          ==========         ==========

Allocation of Net Income:
  General partners                                              $   33,356          $   32,021         $   32,725
  Limited partners                                               3,431,349           3,170,155          3,239,767
                                                                ----------          ----------         ----------

                                                                $3,464,705          $3,202,176         $3,272,492
                                                                ==========          ==========         ==========

Net Income Per Limited
  Partner Unit                                                  $     0.86          $     0.79         $     0.81
                                                                ==========          ==========         ==========

Weighted Average Number
  of Limited Partner
  Units Outstanding                                              4,000,000           4,000,000          4,000,000
                                                                ==========          ==========         ==========


                See accompanying notes to financial statements.

                            CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                        -------------------------------

                  Years Ended December 31, 1996, 1995 and 1994


                               General Partners                               Limited Partners
                              -------------------    --------------------------------------------------------------
                                          Accumu-                                           Accumu-
                              Contri-     lated        Contri-              Distri-         lated       Syndication
                              butions    Earnings      butions              butions        Earnings        Costs         Total
                              -------    --------    -----------         ------------    -----------    -----------   -----------
Balance, December 31, 1993     $1,000    $ 44,179    $40,000,000         $ (4,550,032)   $ 4,373,711    $(4,790,000)  $35,078,858

  Distributions to limited
    partners ($0.86 per
    limited partner unit)          -           -              -            (3,425,007)            -              -     (3,425,007)
  Net income                       -       32,725             -                    -       3,239,767             -      3,272,492
                               ------    --------    -----------         ------------    -----------    -----------   -----------

Balance, December 31, 1994      1,000      76,904     40,000,000           (7,975,039)     7,613,478     (4,790,000)   34,926,343

  Distributions to limited
    partners ($0.89 per
    limited partners unit)         -           -              -            (3,540,023)            -              -     (3,540,023)
  Net income                       -       32,021             -                    -       3,170,155             -      3,202,176
                               ------    --------    -----------         ------------    -----------    -----------   -----------

Balance, December 31, 1995      1,000     108,925     40,000,000          (11,515,062)    10,783,633     (4,790,000)   34,588,496

  Distributions to limited
    partners ($0.89 per
    limited partners unit)         -           -              -            (3,540,024)            -              -     (3,540,024)
  Net income                       -       33,356             -                    -       3,431,349             -      3,464,705
                               ------    --------    -----------         ------------    -----------    -----------   -----------

Balance, December 31, 1996     $1,000    $142,281    $40,000,000         $(15,055,086)   $14,214,982    $(4,790,000)  $34,513,177
                               ======    ========    ===========         ============    ===========    ===========   ===========


                See accompanying notes to financial statements.

                            CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                           Year Ended December 31,
                                                                1996                 1995                 1994
                                                            -----------          -----------          --------
Increase (Decrease) in Cash and
  Cash Equivalents:

    Cash Flows From Operating
      Activities:
        Cash received from
          tenants                                           $ 3,657,138          $ 3,693,039          $ 3,507,217
        Distributions from
          unconsolidated joint
          ventures                                              148,375              141,377              156,714
        Cash paid for expenses                                 (251,408)            (233,423)            (197,087)
        Interest received                                        47,609               51,192               31,097
                                                            -----------          -----------          -----------
            Net cash provided
              by operating
              activities                                      3,601,714            3,652,185            3,497,941
                                                            -----------          -----------          -----------

    Cash Flows From Investing
      Activities:
        Proceeds from sale of
          land and building                                   1,044,750                   -                    -
        Increase in restricted
          cash                                               (1,044,750)                  -                    -
                                                            -----------          -----------          ----------
            Net cash provided by
              investing activities                                   -                    -                    -
                                                            -----------          -----------          ----------

    Cash Flows From Financing
      Activities:
        Distributions to limited
          partners                                           (3,540,024)          (3,500,023)          (3,400,001)
        Distributions to holders
          of minority interests                                 (58,718)             (54,227)             (57,641)
                                                            -----------          -----------          -----------
            Net cash used in
              financing
              activities                                     (3,598,742)          (3,554,250)          (3,457,642)
                                                            -----------          -----------          -----------

Net Increase in Cash and Cash
  Equivalents                                                     2,972               97,935               40,299

Cash and Cash Equivalents at
  Beginning of Year                                           1,222,888            1,124,953            1,084,654
                                                            -----------          -----------          -----------

Cash and Cash Equivalents at
  End of Year                                               $ 1,225,860          $ 1,222,888          $ 1,124,953
                                                            ===========          ===========          ===========


                See accompanying notes to financial statements.

                            CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED
                      ------------------------------------

                                                                           Year Ended December 31,
                                                                1996                 1995                 1994
                                                            -----------          -----------          --------
Reconciliation of Net Income
  to Net Cash Provided by
  Operating Activities:

    Net income                                              $ 3,464,705          $ 3,202,176          $ 3,272,492
                                                            -----------          -----------          -----------
    Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
        Depreciation                                            476,198              479,226              479,226
        Amortization                                              2,000                2,000                2,000
        Gain on sale of land and
          building                                             (213,685)                  -                    -
        Minority interests in
          income of consolidated
          joint ventures                                         70,116               70,038               68,936
        Equity in earnings of
          unconsolidated joint
          ventures, net of
          distributions                                          30,164               22,993               37,344
        Decrease (increase) in
          receivables                                            25,855               58,262              (43,137)
        Increase (decrease) in
          prepaid expenses                                          151               (1,003)              (5,327)
        Decrease in net investment
          in direct financing
          leases                                                 62,366               55,203               48,911
        Increase in accrued
          rental income                                        (296,439)            (269,953)            (277,531)
        Increase (decrease) in
          accounts payable and
          accrued expenses                                        4,280              (28,847)              10,192
        Increase (decrease) in
          due to related parties                                 (4,386)               5,106               (8,839)
        Increase (decrease) in
          rents paid in advance
          and deposits                                          (19,611)              56,984              (86,326)
                                                            -----------          -----------          -----------
            Total adjustments                                   137,009              450,009              225,449
                                                            -----------          -----------          -----------

Net Cash Provided by Operating
  Activities                                                $ 3,601,714          $ 3,652,185          $ 3,497,941
                                                            ===========          ===========          ===========

Supplemental Schedule of Non-
  Cash Financing Activities:

    Distributions declared and
      unpaid at December 31                                $    915,006         $    915,006         $    875,006
                                                           ============         ============         ============








                See accompanying notes to financial statements.

                            CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 1996, 1995 and 1994


1.       Significant Accounting Policies:

         Organization and Nature of Business - CNL Income Fund XI, Ltd. (the "Partnership") is a Florida limited partnership that was organized for the purpose of acquiring both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains.

         The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50 percent shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

         Real Estate and Lease Accounting - The Partnership records the acquisition of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the direct financing or the operating methods. Such methods are described below:

                  Direct financing method - The leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the asset) (Note 4). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's net investment in the leases.

                  Operating method - Land and building leases accounted for using the operating method are recorded at cost, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives of 30 years. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the lease term commencing on the date the property is placed in service.

                            CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


1.       Significant Accounting Policies - Continued:

                  Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date.

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair market value.

         Investment in Joint Ventures - The Partnership accounts for its 85 percent interest in Denver Joint Venture and its 77.33% interest in CNL/Airport Joint Venture using the consolidation method. Minority interests represent the minority joint venture partners' proportionate share of equity in the Partnership's consolidated joint ventures. All significant intercompany accounts and transactions have been eliminated.

         The Partnership's investments in Ashland Joint Venture and Des Moines Real Estate Joint Venture are accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

         Cash and Cash Equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds (some of which are backed by government securities). Cash equivalents are stated at cost plus accrued interest, which approximates market value.

         Cash accounts maintained on behalf of the Partnership in demand deposits at commercial banks and money market funds may exceed federally insured levels; however, the Partnership has not experienced any losses in such accounts. The Partnership

                            CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


1.       Significant Accounting Policies - Continued:

         limits investment of temporary cash investments to financial institutions with high credit standing; therefore, the Partnership believes it is not exposed to any significant credit risk on cash and cash equivalents.

         Organization Costs - Organization costs are amortized over five years using the straight-line method.

         Income Taxes - Under Section 701 of the Internal Revenue Code, all income, expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

         Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

         Use of Estimates - The general partners of the Partnership have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         New Accounting Standard - Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Adoption of this standard had no material effect on the Partnership's financial position or results of operations.

2.       Leases:

         The Partnership leases its land and buildings to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement

                            CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


2.       Leases - Continued:

         of Financial Accounting Standards No. 13, "Accounting for Leases." Twenty-three of the leases are classified as operating leases and 13 of the leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of nine of these leases are operating leases. Substantially all leases are for 14 to 20 years and provide for minimum and contingent rentals. In addition, the tenant pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to five successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:


                                               1996               1995
                                            -----------        -------

                  Land                      $12,269,964        $12,592,480
                  Buildings                  13,746,182         14,363,125
                                            -----------        -----------
                                             26,016,146         26,955,605
                  Less accumulated
                    depreciation             (1,996,469)        (1,604,799)
                                            -----------        -----------

                                            $24,019,677        $25,350,806
                                            ===========        ===========

         In November 1996, the Partnership sold its property in Philadelphia, Pennsylvania, for $1,050,000 and received net sales proceeds of $1,044,750, resulting in a gain of $213,685 for financial reporting purposes. This property was originally acquired by the Partnership in September 1992, and had a cost of approximately $877,900, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $166,900 in excess of its original purchase price.

         Some leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent

                            CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


3.       Land and Buildings on Operating Leases - Continued:

         increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1996, 1995 and 1994, the Partnership recognized $296,439, $269,953 and $277,531, respectively, of such rental income.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1996:

                  1997                                     $ 2,441,750
                  1998                                       2,584,403
                  1999                                       2,592,664
                  2000                                       2,592,664
                  2001                                       2,601,669
                  Thereafter                                22,641,410
                                                           -----------
                                                           $35,454,560
                                                           ===========

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at December 31:

                                                                         1996                     1995
                                                                     ------------             --------
                  Minimum lease payments
                    receivable                                       $ 14,744,153             $ 15,649,296
                  Estimated residual
                    values                                              2,144,114                2,144,114
                  Less unearned income                                (10,201,900)             (11,044,677)
                                                                     ------------             ------------

                  Net investment in
                    direct financing
                    leases                                           $  6,686,367             $  6,748,733
                                                                     ============             ============

         The following is a schedule of future minimum lease payments to be received on the direct financing leases at December 31, 1996:

                            CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


4.       Net Investment in Direct Financing Leases - Continued:


                  1997                          $   909,245
                  1998                              921,552
                  1999                              921,552
                  2000                              921,552
                  2001                              921,552
                  Thereafter                     10,148,700
                                                -----------

                                                $14,744,153
                                                ===========

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

5.       Investment in Joint Ventures:

         The Partnership has a 62.16% and a 76.6% interest in the profits and losses of Ashland Joint Venture and Des Moines Real Estate Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners.

         Ashland Joint Venture and Des Moines Real Estate Joint Venture each own and lease one property to an operator of national fast-food restaurants. The following presents the joint ventures' combined, condensed financial information at December 31:

                                                         1996                     1995
                                                      ----------               -------
                  Land and buildings on
                    operating leases,
                    less accumulated
                    depreciation                      $2,152,524               $2,212,149
                  Cash                                       722                      633
                  Prepaid expenses                         6,606                    6,782
                  Accrued rental income                   59,917                   45,787
                  Liabilities                                343                      230
                  Partners' capital                    2,219,426                2,265,121
                  Revenues                               239,454                  239,454
                  Net income                             169,376                  169,635


         The Partnership recognized income totalling $118,211, $118,384 and $119,370 for the years ended December 31, 1996, 1995 and 1994, respectively, from these joint ventures.

                            CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


6.       Restricted Cash:

         As of December 31, 1996, the net sales proceeds of $1,044,750 from the sale of the property in Philadelphia, Pennsylvania, plus accrued interest of $3,072, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property.

7.       Allocations and Distributions:

         Generally, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, are allocated 99 percent to the limited partners and one percent to the general partners. Distributions of net cash flow are made 99 percent to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners is subordinated to receipt by the limited partners of an aggregate, ten percent, cumulative, noncompounded annual return on their invested capital contributions (the "Limited Partners' 10% Return").

         Generally, net sales proceeds from the sale of properties, to the extent distributed, will be distributed first to the limited partners in an amount sufficient to provide them with their Limited Partners' 10% Return, plus the return of their adjusted capital contributions. The general partners will then receive, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds will be distributed 95 percent to the limited partners and five percent to the general partners. Any gain from the sale of a property is, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property is, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

         During the years ended December 31, 1996, 1995 and 1994, the Partnership declared distributions to the limited partners of $3,540,024, $3,540,023 and $3,425,007, respectively. No distributions have been made to the general partners to date.

                            CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


8.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                            1995                1994               1993
                                                         ----------          ----------         -------
                  Net income for finan-
                    cial reporting
                    purposes                             $3,464,705          $3,202,176         $3,272,492

                  Depreciation for tax
                    reporting purposes
                    in excess of
                    depreciation for
                    financial reporting
                    purposes                                (39,035)            (37,935)           (37,936)

                  Gain on sale of land
                    and building for
                    financial reporting
                    purposes in excess
                    of gain for tax
                    reporting purposes                     (213,685)                 -                   -

                  Direct financing
                    leases recorded as
                    operating leases
                    for tax reporting
                    purposes                                 62,366              55,203             48,911

                  Equity in earnings of
                    unconsolidated joint
                    ventures for financial
                    reporting purposes
                    in excess of equity in
                    earnings of unconsolidated
                    joint ventures for tax
                    reporting purposes                         (606)             (7,207)              (609)

                  Accrued rental income                    (296,439)           (269,953)          (277,531)

                  Rents paid in advance                     (19,611)             11,087            (86,326)

                  Minority interests in
                    timing differences
                    of consolidated
                    joint ventures                           15,933              17,613             19,821

                  Other                                      (8,114)             14,237              8,623
                                                         ----------          ----------         ----------

                  Net income for federal
                    income tax purposes                  $2,965,514          $2,985,221         $2,947,445
                                                         ==========          ==========         ==========

                            CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


9.       Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the parent company of CNL Investment Company and CNL Fund Advisors, Inc. The other individual general partner, Robert A. Bourne, is the president of CNL Investment Company and CNL Fund Advisors, Inc. CNL Income Fund Advisors, Inc. was a wholly owned subsidiary of CNL Group, Inc. until its merger, effective January 1, 1996, with CNL Fund Advisors, Inc. During the years ended December 31, 1996, 1995 and 1994, CNL Investment Company, CNL Income Fund Advisors, Inc. and CNL Fund Advisors, Inc. (hereinafter referred to collectively as the "Affiliates") each performed certain services for the Partnership as described below.

         During the years ended December 31, 1996, 1995 and 1994, certain Affiliates acted as manager of the Partnership's properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Affiliates a management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Affiliates. The Partnership incurred management fees of $37,293, $36,930 and $37,161 for the years ended December 31, 1996, 1995 and 1994, respectively.

         Certain Affiliates are also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Affiliates provide a substantial amount of services in connection with the sale. However, if the sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. No deferred, subordinated real estate disposition fees have been incurred since inception.

                            CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


9.       Related Party Transactions - Continued:

         During the years ended December 31, 1996, 1995 and 1994, Affiliates provided accounting and administrative services to the Partnership on a day-to-day basis. The Partnership incurred $95,845, $69,156 and $39,372 for the years ended December 31, 1996, 1995 and 1994, respectively, for such services.

         The due to related parties at December 31, 1996 and 1995, totalled $2,121 and $6,507, respectively.

10.      Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from the unconsolidated joint ventures), for the years ended December 31:

                                                                 1996             1995              1994
                                                               --------         --------          ------
                  Flagstar Enterprises,
                    Inc., Denny's, Inc.
                    and Quincy's Restau-
                    rants, Inc.                                $774,347         $785,556          $797,543
                  Foodmaker, Inc.                               768,032          768,032           768,035
                  Burger King Corpora-
                    tion and BK Acqui-
                    sition, Inc.                                712,334          712,334           712,334
                  Golden Corral
                    Corporation                                 538,355          529,854           580,411

                            CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


10.      Concentration of Credit Risk - Continued:

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from the unconsolidated joint ventures), for the years ended December 31:

                                                         1996                 1995                 1994
                                                      ----------           ----------           -------
                  Burger King                         $1,271,606           $1,237,483           $1,197,229
                  Jack in the Box                        768,032              768,032              768,036
                  Denny's                                747,341              821,011              818,270
                  Golden Corral
                    Family
                    Steakhouse
                    Restaurants                          538,355              529,854              580,411

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership. However, the general partners believe that the risk of such a default is reduced due to the essential or important nature of these properties for the on-going operations of the lessees.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.



                                    PART III


Item 10.  Directors and Executive Officers of the Registrant


         The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL Fund Advisors, Inc., CNL Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

         James M. Seneff, Jr., age 50, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, director and Chief Executive Officer since its formation in 1980. CNL Group, Inc. is the parent company of CNL Securities Corp., CNL Investment Company, CNL Fund Advisors, Inc., and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc. Mr. Seneff is Chief Executive Officer, and has been a director and registered principal of CNL Securities Corp., which served as the managing dealer in the Partnership's offering of Units, since its formation in 1979. Mr. Seneff also has held the position of President and a director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer and Chairman of the Board of CNL Investment Company, and Chief Executive Officer and Chairman of the Board of Commercial Net Lease Realty, Inc. since 1992, has served as the Chairman of the Board and the Chief Executive Officer of CNL Realty Advisors, Inc. since its inception in 1991, served as Chairman of the Board and Chief Executive Officer of CNL Income Fund Advisors, Inc. since its inception in 1994 through December 31, 1995, has served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc. since its inception in 1994, and has held the position of Chief Executive Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in 1990. In addition, Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of CNL American Properties Fund, Inc. since 1994, and has served as Chairman of the Board and Chief Executive Officer of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $40 billion of retirement funds. Since 1971, Mr. Seneff has been active in the acquisition, development and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.


         Robert A. Bourne, age 49, is President and Treasurer of CNL Group, Inc., President, a director and a registered principal of CNL Securities Corp., President and a director of CNL Investment Company, CNL Fund Advisors, Inc., and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc., and President, Chief Investment Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor.

Mr. Bourne also has served as a director since 1992, as President from July 1992 to February 1996, and since February 1996, as Vice Chairman of the Board of Directors, Secretary and Treasurer of Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as a director since its inception in 1991, as President from 1991 to February 1996, as Secretary from February 1996 to July 1996, and since February 1996, as Treasurer and Vice Chairman of CNL Realty Advisors, Inc. In addition, Mr. Bourne has served as President and a director of CNL American Properties Fund, Inc. since 1994, and has served as President and a director of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc since January 1997. Upon graduation from Florida State University in 1970, where he received a B.A. in Accounting, with honors, Mr. Bourne worked as a certified public accountant and, from September 1971 through December 1978, was employed by Coopers & Lybrand, Certified Public Accountants, where he held the position of tax manager beginning in 1975. From January 1979 until June 1982, Mr. Bourne was a partner in the accounting firm of Cross & Bourne and from July 1982 through January 1987, he was a partner in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner.

         CNL Realty Corporation is a corporation organized on November 26, 1985, under the laws of the State of Florida. Its sole directors and shareholders are James M. Seneff, Jr. and Robert A. Bourne, the individual General Partners. CNL Realty Corporation was organized to serve as the corporate general partner of real estate limited partnerships, such as the Partnership, organized by one or both of the individual General Partners. CNL Realty Corporation currently serves as the corporate general partner of the CNL Income Fund Partnerships.

         CNL Fund Advisors, Inc., provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Suite 500, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

         CNL Group, Inc., which is the parent company of CNL Fund Advisors, Inc., is a diversified real estate corporation organized in 1980 under the laws of the State of Florida. Other subsidiaries and affiliates of CNL Group, Inc. include a property development and management company, two investment advisory companies, and seven corporations organized as strategic business units. James
M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Group, Inc.

         The following persons serve as operating officers of CNL Group, Inc. or its affiliates or subsidiaries in the discretion of the Boards of Directors of those companies, but, except as specifically indicated, do not serve as members of the Boards of Directors of those entities. The Boards of Directors have the responsibility for creating and implementing the policies of CNL Group, Inc. and its affiliated companies.

         John T. Walker, age 38, joined CNL Group, Inc. in September 1994, as Senior Vice President, responsible for Research and Development. He currently serves as the Chief Operating Officer and Executive Vice President of CNL Fund Advisors, Inc. and CNL American Properties Fund, Inc. and serves as Executive Vice President of CNL American Realty Fund, Inc. and CNL Real Estate Advisors, Inc. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

         Lynn E. Rose, age 48, a certified public accountant, has served as Chief Financial Officer of CNL Group, Inc. since December 1993, has served as Secretary of CNL Group, Inc. since 1987, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities

Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, a director of CNL Realty Advisors, Inc. since its inception in 1991, Secretary of CNL Realty Advisors, Inc. since its inception in 1991 (excluding February 1996 to July
1996), Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996, Secretary of CNL Income Fund Advisors, Inc. since its inception in 1994 to December 1995, and a director, Secretary and Treasurer of CNL Fund Advisors, Inc. since 1994 and has served as a director, Secretary and Treasurer of CNL Real Estate Advisors, Inc. since January 1997. Ms. Rose also has served as Secretary and Treasurer of CNL American Properties Fund, Inc. since 1994, and has served as Secretary and Treasurer of CNL American Realty Fund, Inc. since 1996. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the management information services, administration, legal compliance, accounting, tenant compliance, and reporting for over 250 corporations, partnerships, and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida and is a registered financial and operations principal of CNL Securities Corp. She was licensed as a certified public accountant in 1979.

         Jeanne A. Wall, age 38, has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since November 1994 and previously served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. as its Partnership Administrator. In 1985, Ms. Wall became Vice President of CNL Securities Corp. and, in 1987, she became a Senior Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees the partnership administration and investor services for programs offered through participating brokers. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991, as Vice President of Commercial Net Lease Realty, Inc. since 1992, as Executive Vice President of CNL Income Fund Advisors, Inc. from its inception in 1994 to December 1995, as Executive Vice President of CNL Fund Advisors, Inc. since 1994, and as Executive Vice President of CNL American Properties Fund, Inc. since 1994. In addition, Ms. Wall has served as Executive Vice President of CNL Real Estate Advisors, Inc. since January 1997 and as Executive Vice President of CNL American Realty Fund, Inc. since 1996. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

         Steven D. Shackelford, age 33, has served as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996. Mr. Shackelford joined CNL Group, Inc. in September 1996. He also currently serves as the Chief Financial Officer of CNL American Properties Fund, Inc. From March 1995 to July 1996, he was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University and is a certified public accountant.

Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of February 28, 1997, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of February 28, 1997, the beneficial ownership interests of the General Partners in the Registrant.

                 Title of Class                   Name of Partner                        Percent of Class
                 --------------                   ---------------                        ----------------
                 General Partnership Interests    James M. Seneff, Jr.                          45%
                                                  Robert A. Bourne                              45%
                                                  CNL Realty Corporation                        10%
                                                                                               ----
                                                                                               100%
                                                                                               ====


         Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above. There are no arrangements which at a subsequent date may result in a change in control of the Registrant.


Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1996, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                        Amount Incurred
Type of Compensation                                                     For the Year
   and Recipient                      Method of Computation           Ended December 31, 1996
--------------------                  ---------------------           -----------------------

Reimbursement to affiliates for       Operating expenses are          Operating expenses
operating expenses                    reimbursed at the lower of      incurred on behalf of the
                                      cost or 90 percent of the       Partnership: $105,643
                                      prevailing rate at which
                                      comparable services could       Accounting and administra-
                                      have been obtained in the       tive services:  $95,845
                                      same geographic area.
                                      Affiliates of the General
                                      Partners from time to time
                                      incur certain operating
                                      expenses on behalf of the
                                      Partnership for which the
                                      Partnership reimburses the
                                      affiliates without
                                      interest.

                                                                           Amount Incurred
Type of Compensation                                                        For the Year
   and Recipient                      Method of Computation           Ended December 31, 1996
--------------------                  ---------------------           -----------------------
Annual management fee                 One percent of the sum of       $37,293
to affiliates                         gross operating revenues
                                      from Properties wholly
                                      owned by the Partnership
                                      plus the Partnership's
                                      allocable share of gross
                                      revenues of joint ventures
                                      in which the Partnership
                                      is a co-venturer. The
                                      management fee, which will
                                      not exceed competitive
                                      fees for comparable
                                      services in the same
                                      geographic area, may or
                                      may not be taken, in whole
                                      or in part as to any year,
                                      in the sole discretion of
                                      affiliates.

Deferred, subordinated real estate    A deferred, subordinated        $ - 0 -
disposition fee payable to            real estate disposition
affiliates                            fee, payable upon sale of
                                      one or more Properties, in
                                      an amount equal to the
                                      lesser of (i) one-half of
                                      a competitive real estate
                                      commission, or (ii) three
                                      percent of the sales price
                                      of such Property or
                                      Properties. Payment of
                                      such fee shall be made
                                      only if affiliates of the
                                      General Partners provide a
                                      substantial amount of
                                      services in connection
                                      with the sale of a
                                      Property or Properties and
                                      shall be subordinated to
                                      certain minimum returns to
                                      the Limited Partners.
                                      However, if the net sales
                                      proceeds are reinvested in
                                      a replacement property, no
                                      such real estate
                                      disposition fee will be
                                      incurred until such
                                      replacement property is
                                      sold and the net sales
                                      proceeds are distributed.

General Partners' deferred, sub-      A deferred, subordinated        $ - 0 -
ordinated share of Partnership net    share equal to one percent
cash flow                             of Partnership
                                      distributions of net cash
                                      flow, subordinated to
                                      certain minimum returns to
                                      the Limited Partners.


                                                                           Amount Incurred
Type of Compensation                                                        For the Year
   and Recipient                      Method of Computation           Ended December 31, 1996
--------------------                  ---------------------           -----------------------
General Partners' deferred, sub-      A deferred, subordinated        $ - 0 -
ordinated share of Partnership net    share equal to five
sales proceeds from a sale or sales   percent of Partnership
                                      distributions of such net
                                      sales proceeds,
                                      subordinated to certain
                                      minimum returns to the
                                      Limited Partners.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.  Financial Statements

                  Report of Independent Accountants

                  Balance Sheets at December 31, 1996 and 1995

                  Statements of Income for the years ended December 31, 1996, 1995 and 1994

                  Statements of Partners' Capital for the years ended December 31, 1996, 1995 and 1994

                  Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

                  Notes to Financial Statements

         2.  Financial Statement Schedule

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 1996

                  Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 1996

                  All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

         3.  Exhibits

                  3.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XI, Ltd. (Included as Exhibit 3.2 to Registration Statement No. 33-43278 on Form S-11 and incorporated herein by reference.)

                  4.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XI, Ltd. (Included as Exhibit 3.2 to Registration Statement No. 33-43278 on Form S-11 and incorporated herein by reference.)

                  4.2 Amended and Restated Agreement of Limited Partnership of CNL Income Fund XI, Ltd. (Included as Exhibit 4.2 to Form 10-K filed with the Securities and Exchange Commission on April 15, 1993, and incorporated herein by reference.)

                  10.1 Management Agreement between CNL Income Fund XI, Ltd. and CNL Investment Company (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on April 15, 1993, and incorporated herein by reference.)

                  10.2 Assignment of Management Agreement from CNL Investment Company to CNL Income Fund Advisors, Inc. (Included as Exhibit 10.2 to Form 10-K filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.)

                  10.3 Assignment of Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as Exhibit 10.3 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

         (b) The Registrant filed no reports on Form 8-K during the period October 1, 1996 through December 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March, 1997.

                                              CNL INCOME FUND XI, LTD.

                                              By:    CNL REALTY CORPORATION
                                                     General Partner

                                                     /s/ Robert A. Bourne
                                                     ---------------------------
                                                     ROBERT A. BOURNE, President


                                              By:    ROBERT A. BOURNE
                                                     General Partner

                                                     /s/ Robert A. Bourne
                                                     ---------------------------
                                                     ROBERT A. BOURNE


                                              By:    JAMES M. SENEFF, JR.
                                                     General Partner

                                                     /s/ James M. Seneff, Jr.
                                                     ---------------------------
                                                     JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                               Title                            Date
/s/ Robert A. Bourne               President, Treasurer and Director      March 21, 1997
------------------------------     (Principal Financial and Accounting
Robert A. Bourne                   Officer)

/s/ James M. Seneff, Jr.           Chief Executive Officer and Director   March 21, 1997
------------------------------     (Principal Executive Officer)
James M. Seneff, Jr.

                            CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
            -------------------------------------------------------

                               December 31, 1996


                                                                                                                 Costs Capitalized
                                                                                                                     Subsequent
                                                                               Initial Cost                       To Acquisition
                                                                           ---------------------------        ----------------------
                                                                                           Buildings
                                                          Encum-                              and             Improve-      Carrying
                                                         brances           Land           Improvements         ments         Costs
                                                         -------        -----------       ------------        --------      --------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Burger King Restaurants:
      Amesbury, Massachusetts                                 -         $   359,458        $   791,913       $       -       $    -
      Bloomfield, Connecticut                                 -             266,685            555,656               -            -
      Columbus, Ohio                                          -             220,496            629,855               -            -
      East Detroit, Michigan                                  -             305,813            508,386               -            -
      Gonzales, Louisiana                                     -             362,073            575,454               -            -
      Nashua, New Hampshire                                   -             662,538            639,876               -            -
      Denver, Colorado                                        -             438,756                 -                -            -
      Columbus, Ohio                                          -             399,679            363,795               -            -
      Dayton, Ohio                                            -             472,964            441,860               -            -
      Lawrence, Kansas                                        -             321,505            411,353               -            -
      Roswell, New Mexico                                     -             205,379            461,219               -            -

    Denny's Restaurants:
      Orlando, Florida                                        -             627,065                 -                -            -
      Abilene, Texas                                          -             274,220                 -                -            -
      Wadsworth, Ohio                                         -             187,368                 -           308,741           -
      Avon, Colorado                                          -             755,815                 -           569,297           -
      Ocean Springs, Mississippi                              -             303,267                 -                -            -

    Golden Corral Family
      Steakhouse Restaurants:
        McAllen, Texas                                        -             649,484            947,085               -            -
        Midwest City, Oklahoma                                -             506,420            975,640               -            -
        Oklahoma City, Oklahoma                               -             650,655            975,170               -            -

    Hardee's Restaurants:
      Dothan, Alabama                                         -             275,791                 -                -            -
      Huntersville, North Carolina                            -             308,894                 -                -            -
      North Augusta, South Carolina                           -             201,056                 -                -            -

    Jack in the Box Restaurants:
      Houston, Texas                                          -             475,618            447,374               -            -
      Houston, Texas                                          -             350,115            607,530               -            -
      Houston, Texas                                          -             362,591            582,149               -            -
      Kingswood, Texas                                        -             373,894            544,539               -            -
      Rockwall, Texas                                         -             348,497            652,932               -            -
      Sacramento, California                                  -             500,623            524,823               -            -
      Show Low, Arizona                                       -             185,602            503,343               -            -

    KFC Restaurant:
      Deming, New Mexico                                      -             150,455                 -                -            -

                                                                                                                           Life
                                      Gross Amount at Which Carried                                                      on Which
                                         at Close of Period (c)                                                        Depreciation
                                   -----------------------------------------                                            in Latest
                                                   Buildings                                      Date                    Income
                                                      and                        Accumulated     of Con-     Date      Statement is
                                      Land        Improvements      Total       Depreciation   struction   Acquired      Computed
                                   -----------    ------------   -----------    ------------   ---------   --------   -------------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Burger King Restaurants:
      Amesbury, Massachusetts       $   359,458   $   791,913   $ 1,151,371      $  119,040      1982         06/92         (b)
      Bloomfield, Connecticut           266,685       555,656       822,341          83,526      1990         06/92         (b)
      Columbus, Ohio                    220,496       629,855       850,351          94,680      1987         06/92         (b)
      East Detroit, Michigan            305,813       508,386       814,199          76,420      1987         06/92         (b)
      Gonzales, Louisiana               362,073       575,454       937,527          86,502      1989         06/92         (b)
      Nashua, New Hampshire             662,538       639,876     1,302,414          96,186      1977         06/92         (b)
      Denver, Colorado                  438,756            (f)      438,756              -       1992         06/92         (d)
      Columbus, Ohio                    399,679       363,795       763,474          52,559      1982         09/92         (b)
      Dayton, Ohio                      472,964       441,860       914,824          62,708      1987         09/92         (b)
      Lawrence, Kansas                  321,505       411,353       732,858          58,378      1982         09/92         (b)
      Roswell, New Mexico               205,379       461,219       666,598          65,455      1986         09/92         (b)

    Denny's Restaurants:
      Orlando, Florida                  627,065            (f)      627,065              -       1992         06/92         (d)
      Abilene, Texas                    274,220            (f)      274,220              -       1992         07/92         (d)
      Wadsworth, Ohio                   187,368       308,741       496,109          32,239      1992         09/92         (g)
      Avon, Colorado                    755,815       569,297     1,325,112          74,554      1993         09/92         (b)
      Ocean Springs, Mississippi        303,267            (f)      303,267              -       1992         09/92         (d)

    Golden Corral Family
      Steakhouse Restaurants:
        McAllen, Texas                  649,484       947,085     1,596,569         143,317      1992         06/92         (b)
        Midwest City, Oklahoma          506,420       975,640     1,482,060         147,638      1992         06/92         (b)
        Oklahoma City, Oklahoma         650,655       975,170     1,625,825         150,328      1992         05/92         (b)

    Hardee's Restaurants:
      Dothan, Alabama                   275,791            (f)      275,791              -       1992         09/92         (d)
      Huntersville, North Carolina      308,894            (f)      308,894              -       1992         09/92         (d)
      North Augusta, South Carolina     201,056            (f)      201,056              -       1992         09/92         (d)

    Jack in the Box Restaurants:
      Houston, Texas                    475,618       447,374       922,992          63,654      1992         09/92         (b)
      Houston, Texas                    350,115       607,530       957,645          86,441      1992         09/92         (b)
      Houston, Texas                    362,591       582,149       944,740          82,830      1992         09/92         (b)
      Kingswood, Texas                  373,894       544,539       918,433          77,479      1992         09/92         (b)
      Rockwall, Texas                   348,497       652,932     1,001,429          92,901      1992         09/92         (b)
      Sacramento, California            500,623       524,823     1,025,446          74,673      1992         09/92         (b)
      Show Low, Arizona                 185,602       503,343       688,945          71,617      1992         09/92         (b)

    KFC Restaurant:
      Deming, New Mexico                150,455            (f)      150,455              -       1993         09/92         (d)


                            CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
      -------------------------------------------------------------------

                               December 31, 1996




                                                                                        Costs Capitalized
                                                                                            Subsequent
                                                           Initial Cost                  To Acquisition
                                                       ------------------------     ----------------------
                                                                    Buildings
                                         Encum-                        and          Improve-      Carrying
                                        brances        Land        Improvements      ments         Costs
                                        -------     -----------    ------------     --------      --------
    Quincy's Restaurants:
      Lynchburg, Virginia                    -          359,532              -             -            -
      Sebring, Florida                       -          407,656         728,192            -            -
                                                    -----------     -----------    ----------      ------

                                                    $12,269,964     $12,868,144    $  878,038      $    -
                                                    ===========     ===========    ==========      ======

Property of Joint Venture in
 Which the Partnership has a
 76.6% Interest and has Invested
 in Under an Operating Lease:

    Jack in the Box Restaurant:
      Des Moines, Washington                 -      $   322,726     $   791,658    $       -       $    -
                                                    ===========     ===========    ==========      ======

Property of Joint Venture in
 Which the Partnership has a
 62.16% Interest and has Invested
 in Under an Operating Lease:

    Burger King Restaurant:
      Ashland, New Hampshire                 -      $   293,478     $   997,104    $       -       $    -
                                                    ===========     ===========    ==========      ======

Properties the Partnership
  has Invested in Under
  Direct Financing Leases:

    Burger King Restaurant:
      Denver, Colorado                       -      $        -      $        -     $  403,692      $    -

    Denny's Restaurants:
      Orlando, Florida                       -               -               -        696,187           -
      Abilene, Texas                         -               -               -        534,519           -
      Kent, Ohio                             -          101,488         421,645            -            -
      Cullman, Alabama                       -          191,016         577,043            -            -
      Ocean Springs, Mississippi             -               -          324,225            -            -

    Hardee's Restaurants:
      Dothan, Alabama                        -               -          407,368            -            -
      Laurens, South Carolina (h)            -          170,905         537,361            -            -
      Huntersville, North Carolina           -               -          465,665            -            -
      North Augusta, South Carolina          -               -          457,712            -            -
      Old Fort, North Carolina               -          100,413         457,747            -            -

    KFC Restaurant:
      Deming, New Mexico                     -               -               -        389,033           -

    Quincy's Restaurant:
      Lynchburg, Virginia                    -               -          648,972            -            -
                                                    -----------     -----------    ----------      ------

                                                    $   563,822     $ 4,297,738    $2,023,431      $    -
                                                    ===========     ===========    ==========      ======

                                                                                                                           Life
                                      Gross Amount at Which Carried                                                      on Which
                                         at Close of Period (c)                                                        Depreciation
                                   -----------------------------------------                                            in Latest
                                                   Buildings                                      Date                    Income
                                                      and                        Accumulated     of Con-     Date      Statement is
                                      Land        Improvements      Total       Depreciation   struction   Acquired      Computed
                                   -----------    ------------   -----------    ------------   ---------   --------   -------------
    Quincy's Restaurants:
      Lynchburg, Virginia              359,532              (h)      359,532              -        1992      09/92          (d)
      Sebring, Florida                 407,656         728,192     1,135,848         103,344       1992      09/92          (b)
                                   -----------     -----------   -----------      ----------

                                   $12,269,964     $13,746,182   $26,016,146      $1,996,469
                                   ===========     ===========   ===========      ==========

Property of Joint Venture in
 Which the Partnership has a
 76.6% Interest and has Invested
 in Under an Operating Lease:

    Jack in the Box Restaurant:
      Des Moines, Washington       $   322,726     $   791,658   $ 1,114,384      $  111,117       1992      10/92          (b)
                                   ===========     ===========   ===========      ==========

Property of Joint Venture in
 Which the Partnership has a
 62.16% Interest and has Invested
 in Under an Operating Lease:

    Burger King Restaurant:
      Ashland, New Hampshire       $   293,478     $   997,104   $ 1,290,582      $  141,325       1987      10/92          (b)
                                   ===========     ===========   ===========      ==========

Properties the Partnership
  has Invested in Under
  Direct Financing Leases:

    Burger King Restaurant:
      Denver, Colorado                    -                 (f)           (f)              (d)     1992      06/92          (d)

    Denny's Restaurants:
      Orlando, Florida                    -                 (f)           (f)              (d)     1992      06/92          (d)
      Abilene, Texas                      -                 (f)           (f)              (d)     1992      07/92          (d)
      Kent, Ohio                            (f)             (f)           (f)              (e)     1987      07/92          (e)
      Cullman, Alabama                      (f)             (f)           (f)              (e)     1992      09/92          (e)
      Ocean Springs, Mississippi          -                 (f)           (f)              (d)     1992      09/92          (d)

    Hardee's Restaurants:
      Dothan, Alabama                     -                 (f)           (f)              (d)     1992      09/92          (d)
      Laurens, South Carolina (h)           (f)             (f)           (f)              (e)     1992      09/92          (e)
      Huntersville, North Carolina        -                 (f)           (f)              (d)     1992      09/92          (d)
      North Augusta, South Carolina       -                 (f)           (f)              (d)     1992      09/92          (d)
      Old Fort, North Carolina              (f)             (f)           (f)              (e)     1992      09/92          (e)

    KFC Restaurant:
      Deming, New Mexico                  -                 (f)           (f)              (d)     1993      09/92          (d)

    Quincy's Restaurant:
      Lynchburg, Virginia                 -                 (f)           (f)              (d)     1992      09/92          (d)

                            CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
        ----------------------------------------------------------------

                               December 31, 1996



(a) Transactions in real estate and accumulated depreciation during 1996, 1995 and 1994, are summarized as follows:

                                                                                                        Accumulated
                                                                                         Cost           Depreciation
                                                                                     -----------        ------------
                    Properties the Partnership
                      has Invested in Under
                      Operating Leases:

                        Balance, December 31, 1993                                   $26,646,864          $  646,347
                        Reclassified to operating lease                                  308,741                  -
                        Depreciation expense                                                  -              479,226
                                                                                     -----------          ----------

                        Balance, December 31, 1994                                    26,955,605           1,125,573
                        Depreciation expense                                                  -              479,226
                                                                                     -----------          ----------

                        Balance, December 31, 1995                                    26,955,605           1,604,799
                        Dispositions                                                    (939,459)            (84,528)
                        Depreciation expense                                                  -              476,198
                                                                                     -----------          ----------

                        Balance, December 31, 1996                                   $26,016,146          $1,996,469
                                                                                     ===========          ==========


                    Property of Joint Venture in Which the Partnership has a
                      76.6% Interest and has Invested in Under an Operating
                      Lease:

                        Balance, December 31, 1993                                   $ 1,114,384          $   31,952
                        Depreciation expense                                                  -               26,389
                                                                                     -----------          ----------

                        Balance, December 31, 1994                                     1,114,384              58,341
                        Depreciation expense                                                  -               26,388
                                                                                     -----------          ----------

                        Balance, December 31, 1995                                     1,114,384              84,729
                        Depreciation expense                                                  -               26,388
                                                                                     -----------          ----------

                        Balance, December 31, 1996                                   $ 1,114,384          $  111,117
                                                                                     ===========          ==========

                            CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
              ---------------------------------------------------
                            DEPRECIATION - CONTINUED
                            ------------------------

                               December 31, 1996


                                                                                                        Accumulated
                                                                                         Cost           Depreciation
                                                                                     -----------        ------------
                    Property of Joint Venture in Which the Partnership has a
                      62.16% Interest and has Invested in Under an Operating
                      Lease:

                        Balance, December 31, 1993                                   $ 1,290,582          $   41,614
                        Depreciation expense                                                  -               33,237
                                                                                     -----------          ----------

                        Balance, December 31, 1994                                     1,290,582              74,851
                        Depreciation expense                                                  -               33,237
                                                                                     -----------          ----------

                        Balance, December 31, 1995                                     1,290,582             108,088
                        Depreciation expense                                                  -               33,237
                                                                                     -----------          ----------

                        Balance, December 31, 1996                                   $ 1,290,582          $  141,325
                                                                                     ===========          ==========



(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 1996, the aggregate cost of the Properties owned by the Partnership and its consolidated joint ventures, and the unconsolidated joint ventures for federal income tax purposes was $32,903,294 and $2,404,966, respectively. All of the leases are treated as operating leases for federal income tax purposes.

(d) For financial reporting purposes, the portion of the lease relating to the building has been recorded as a direct financing lease. The cost of the building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(e) For financial reporting purposes, the lease for the land and building has been recorded as a direct financing lease. The cost of the land and building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(f) For financial reporting purposes, certain components of the lease relating to land and building have been recorded as a direct financing lease. Accordingly, costs relating to these components of this lease are not shown.

(g) Effective January 1, 1994, the lease for this property was amended resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value as of January 1, 1994, and depreciated over its remaining estimated life of approximately 29 years.

(h) The restaurant on this property was converted from a Denny's restaurant to a Hardee's restaurant during 1994.

                                    EXHIBITS

                                 EXHIBIT INDEX


         Exhibit Number
        3.1       Affidavit and Certificate of Limited Partnership of CNL Income Fund XI, Ltd.
                  (Included as Exhibit 3.2 to Registration Statement No. 33-43278 on Form S-11
                  and incorporated herein by reference.)

        4.1       Affidavit and Certificate of Limited Partnership of CNL Income Fund XI, Ltd.
                  (Included as Exhibit 3.2 to Registration Statement No. 33-43278 on Form S-11
                  and incorporated herein by reference.)

        4.2       Amended and Restated Agreement of Limited Partnership of CNL
                  Income Fund XI, Ltd. (Included as Exhibit 4.2 to Form 10-K filed with the Securities and Exchange Commission on April 15, 1993, and incorporated herein by reference.)

        10.1      Management Agreement between CNL Income Fund XI, Ltd. and CNL
                  Investment Company (Included as Exhibit 10.1 to Form 10-K filed with the
                  Securities and Exchange Commission on April 15, 1993, and incorporated herein by reference.)

        10.2 Assignment of Management Agreement from CNL Investment Company to CNL Income Fund Advisors, Inc. (Included as Exhibit 10.2 to
                  Form 10-K filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.)

        10.3      Assignment of Management Agreement from CNL Income Fund Advisors, Inc.
                  to CNL Fund Advisors, Inc. (Included as Exhibit 10.3 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)


                                       i
