Form 10-Q
period 1997-03-31
CNL INCOME FUND XI LTD
filed 1997-05-12
CIK 879980

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1997
                               --------------------------

                                       OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


                             Commission file number
                                    0-21560
                             ----------------------


                            CNL Income Fund XI, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                                            59-3078854
-----------------------------                            -------------------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organiza-                            Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                                                32801
----------------------------                             -------------------
(Address of principal                                         (Zip Code)
executive offices)


Registrant's telephone number                            -------------------
(including area code)                                       (407) 422-1574



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X      No

                                    CONTENTS
                                    --------





Part I                                                     Page
                                                           ----
  Item 1.  Financial Statements:

             Condensed Balance Sheets                        1

             Condensed Statements of Income                  2

             Condensed Statements of Partners' Capital       3

             Condensed Statements of Cash Flows              4

             Notes to Condensed Financial Statements        5-7

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                          8-11


Part II

  Other Information                                          12

                            CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                      March 31,              December 31,
            ASSETS                      1997                     1996
                                     -----------             ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $2,111,134 and
  $1,996,469                         $23,905,012            $24,019,677
Net investment in direct financing
  leases                               6,669,542              6,686,367
Investment in joint ventures           2,571,190              1,537,430
Cash and cash equivalents              1,292,639              1,225,860
Restricted cash                               -               1,047,822
Receivables, less allowance for
  doubtful accounts of $13,529 and
  $14,746                                 21,695                 92,546
Prepaid expenses                           7,906                 13,227
Organization costs, less accumulated
  amortization of  $9,911 and $9,411          89                    589
Accrued rental income                  1,331,262              1,257,503
Other assets                             122,024                122,024
                                     -----------            -----------

                                     $35,921,359            $36,003,045
                                     ===========            ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                     $    15,159            $     2,202
Escrowed real estate taxes payable        18,580                 21,573
Distributions payable                    875,006                915,006
Due to related parties                     5,062                  2,121
Rents paid in advance and deposits       114,717                 61,196
                                     -----------            -----------
    Total liabilities                  1,028,524              1,002,098

Minority interests                       486,659                487,770

Partners' capital                     34,406,176             34,513,177
                                     -----------            -----------

                                     $35,921,359            $36,003,045
                                     ===========            ===========


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                     Quarter Ended
                                                       March 31,
                                              1997                 1996
                                           ----------           ----------

Revenues:
  Rental income from operating leases      $  675,694           $  692,846
  Earned income from direct financing
    leases                                    211,817              211,661
  Contingent rental income                     24,643               22,978
  Interest and other income                    15,455               17,224
                                           ----------           ----------
                                              927,609              944,709
                                           ----------           ----------

Expenses:
  General operating and administrative         33,860               42,373
  Professional services                         6,459               11,304
  Management fees to related parties            9,999                8,824
  State and other taxes                        23,723               19,606
  Depreciation and amortization               115,165              120,306
                                           ----------           ----------
                                              189,206              202,413
                                           ----------           ----------

Income Before Minority Interests in
  Income of Consolidated Joint
  Ventures and Equity in Earnings of
  Unconsolidated Joint Ventures               738,403              742,296

Minority Interests in Income of
  Consolidated Joint Ventures                 (17,202)             (17,166)

Equity in Earnings of Unconsolidated
  Joint Ventures                               46,804               26,074
                                           ----------           ----------

Net Income                                 $  768,005           $  751,204
                                           ==========           ==========

Allocation of Net Income:
  General partners                         $    7,680           $    7,512
  Limited partners                            760,325              743,692
                                           ----------           ----------

                                           $  768,005           $  751,204
                                           ==========           ==========

Net Income Per Limited Partner Unit        $     0.19           $     0.19
                                           ==========           ==========

Weighted Average Number of Limited
  Partner Units Outstanding                 4,000,000            4,000,000
                                           ==========           ==========





           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                   Quarter Ended              Year Ended
                                     March 31,               December 31,
                                       1997                      1996
                                   -------------             ------------

General partners:
  Beginning balance                 $   143,281             $   109,925
  Net income                              7,680                  33,356
                                    -----------             -----------
                                        150,961                 143,281
                                    -----------             -----------

Limited partners:
  Beginning balance                  34,369,896              34,478,571
  Net income                            760,325               3,431,349
  Distributions ($0.22 and $0.89
    per limited partner unit,
    respectively)                      (875,006)             (3,540,024)
                                    -----------             -----------
                                     34,255,215              34,369,896
                                    -----------             -----------

Total partners' capital             $34,406,176             $34,513,177
                                    ===========             ===========



           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                   Quarter Ended
                                                     March 31,
                                           1997                  1996
                                       -----------            -----------

Increase (Decrease) in Cash and
  Cash Equivalents:

    Net Cash Provided by Operating
      Activities                       $ 1,000,098            $   858,373
                                       -----------            -----------

    Cash Flows from Investing
      Activities:
        Investment in joint ventures    (1,044,750)                    -
        Decrease in restricted cash      1,044,750                     -
                                       -----------            -----------
            Net cash provided by
              investing activities              -                      -
                                       -----------            -----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                        (915,006)              (915,006)
        Distributions to holders
          of minority interests            (18,313)               (14,643)
                                        ----------             ----------
            Net cash used in
              financing activities        (933,319)              (929,649)
                                        ----------             ----------


Net Increase (Decrease) in Cash and
  Cash Equivalents                          66,779                (71,276)

Cash and Cash Equivalents at
  Beginning of Quarter                   1,225,860              1,222,888
                                        ----------             ----------

Cash and Cash Equivalents at
  End of Quarter                        $1,292,639             $1,151,612
                                        ==========             ==========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and
      unpaid at end of quarter          $  875,006             $  875,006
                                        ==========             ==========



           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1997 and 1996


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XI, Ltd. (the "Partnership") for the year ended December 31, 1996.

         The Partnership accounts for its 85 percent interest in Denver Joint Venture and its 77.33% interest in CNL/Airport Joint Venture using the consolidation method. Minority interests represent the minority joint venture partners' proportionate share of equity in the Partnership's consolidated joint ventures. All significant intercompany accounts and transactions have been eliminated.

2.       Investment in Joint Ventures:

         In January 1997, the Partnership acquired an approximate 73 percent interest in a Black-eyed Pea property in Corpus Christi, Texas, as tenants-in-common with an affiliate of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with an affiliate, and amounts relating to its investment are included in investment in joint ventures.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 1997 and 1996


2.       Investment in Joint Ventures:

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at:

                                                 March 31,        December 31,
                                                   1997               1996
                                                 ---------        ------------
                  Land and buildings on
                    operating leases,
                    less accumulated
                    depreciation                 $3,574,376        $2,152,524
                  Cash                                9,527               722
                  Prepaid expenses                      173             6,606
                  Accrued rental income              68,305            59,917
                  Liabilities                        10,727               343
                  Partners' capital               3,641,654         2,219,426
                  Revenues                           93,619           239,454
                  Net income                         65,311           169,376

         The Partnership recognized income totalling $46,804 and $26,074 for the quarters ended March 31, 1997 and 1996, respectively, from these joint ventures.

3.       Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from the unconsolidated joint ventures), for the quarters ended March 31:

                                                         1997          1996
                                                       --------      --------

                  Flagstar Enterprises, Inc.,
                    Denny's, Inc. and Quincy's
                    Restaurants, Inc.                  $202,051      $192,635
                  Foodmaker, Inc.                       192,008       192,008
                  Burger King Corporation and
                    BK Acquisition, Inc.                178,084       178,084
                  Golden Corral Corporation             119,736       123,418
                  DenAmerica Corp.                      114,612        92,169

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 1997 and 1996


3.       Concentration of Credit Risk - Continued:

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from the unconsolidated joint ventures), for the quarters ended March 31:

                                                 1997               1996
                                               --------           --------

                  Burger King                  $273,691           $296,122
                  Jack in the Box               192,008            192,008
                  Denny's                       205,915            202,698
                  Golden Corral Family
                    Steakhouse Restaurants      119,736            123,418

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 20, 1991, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1997, the Partnership owned 39 Properties, including four Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 1997 and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,000,098 and $858,373 for the quarters ended March 31, 1997 and 1996, respectively. The increase in cash from operations for the quarter ended March 31, 1997, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below, and changes in the Partnership's working capital.

         In January 1997, the Partnership reinvested the net sales proceeds it received from the sale, in November 1996, of the Property in Philadelphia, Pennsylvania, in a Black-eyed Pea Property located in Corpus Christi, Texas, with an affiliate of the general partners as tenants-in-common. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of March 31, 1997, the Partnership owned an approximate 73 percent interest in this Property.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 1997, the Partnership had $1,292,639 invested in such short-term investments as compared to $1,225,860 at December 31, 1996. The funds remaining at March 31, 1997, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, increased to $1,028,524 at March 31, 1997, from $1,002,098 at December 31, 1996.
The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based primarily on cash from operations, the Partnership declared distributions to the limited partners of $875,006 for each of the quarters ended March 31, 1997 and 1996. This represents distributions for each applicable quarter of $0.22 per unit. No distributions were made to the general partners for the quarters ended March 31, 1997 and 1996. No amounts distributed or to be distributed to the limited partners for the quarters ended March 31, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the quarter ended March 31, 1996, the Partnership and its consolidated joint ventures, Denver Joint Venture and CNL/Airport Joint Venture, owned and leased 37 wholly owned Properties and during the quarter ended March 31, 1997, the Partnership and its consolidated joint ventures owned and leased 36 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1997 and 1996, the Partnership, Denver Joint Venture and CNL/Airport Joint Venture earned $887,511 and $904,507, respectively, in rental income from operating leases and earned income from direct financing leases. The decrease in rental and earned income during the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, is primarily attributable to a decrease of approximately $18,000 as a result of the sale of the

Property in Philadelphia, Pennsylvania, in November 1996. In January 1997, the Partnership reinvested the net sales proceeds in a Property in Corpus Christi, Texas, with an affiliate of the general partners, as discussed above in "Liquidity and Capital Resources."

         During the quarters ended March 31, 1997 and 1996, the Partnership earned $24,643 and $22,978, respectively, in contingent rental income.

         In addition, for the quarters ended March 31, 1997 and 1996, the Partnership owned and leased two Properties indirectly through other joint venture arrangements and during the quarter ended March 31, 1997, the Partnership owned and leased one Property with an affiliate as tenants-in-common. In connection therewith, during the quarters ended March 31, 1997 and 1996, the Partnership earned $46,804 and $26,074, respectively, attributable to net income earned by unconsolidated joint ventures. The increase in net income earned by joint ventures during the quarter ended March 31, 1997, is primarily due to the fact that in January 1997, the Partnership reinvested the net sales proceeds it received from the sale, in November 1996, of the Property in Philadelphia, Pennsylvania, in a Black-eyed Pea in Corpus Christi, Texas, with an affiliate of the general partners as tenants-in-common.

         During the quarter ended March 31, 1997, five of the Partnership's lessees (or groups of affiliated lessees), (i) Flagstar Enterprises, Inc., Denny's Inc., and Quincy's Restaurants, Inc. (which are affiliated entities under common control of Flagstar Corporation) (hereinafter referred to as Flagstar Corporation), (ii) Foodmaker, Inc., (iii) Burger King Corporation and BK Acquisition, Inc. (which are affiliated entities under common control) (hereinafter referred to as Burger King Corp.) , (iv) Golden Corral Corporation and (v) DenAmerica Corp., each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from four Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common). As of March 31, 1997, Flagstar Corporation was the lessee under leases relating to nine restaurants, Foodmaker, Inc. was the lessee under leases relating to seven restaurants, Burger King Corp. was the lessee under leases relating to seven restaurants, Golden Corral Corporation was the lessee under leases relating to three restaurants and DenAmerica Corp. was the lessee under leases relating to four restaurants and one restaurant owned with an affiliate as tenants-in-common. It is anticipated that, based on the minimum rental payments required by the leases, these five lessees or groups of affiliated lessees each will continue to contribute more than ten percent of the Partnership's total rental income during the remainder of 1997 and subsequent years. In addition, during the quarter ended March 31, 1997, four restaurant chains, Burger King, Jack in the Box, Denny's and Golden Corral, each accounted for more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from four Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common). During the remainder of 1997 and subsequent years, it is anticipated that these four restaurant chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or restaurant chains could materially affect the Partnership's income.

         Operating expenses, including depreciation and amortization expense, were $189,206 and $202,413 for the quarters ended March 31, 1997 and 1996, respectively. The decrease in operating expenses during the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, is primarily attributable to a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties and a decrease in professional services as a result of the Partnership incurring the cost of the 1996 appraisal updates obtained to prepare an annual statement of unit valuation to qualified plans in accordance with the partnership agreement during the quarter ended December 31, 1996. The Partnership incurred the cost of the 1995 appraisal updates during the quarter ended March 31, 1996.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of May, 1997.


                            CNL INCOME FUND XI, LTD.

                            By: CNL REALTY CORPORATION
                                General Partner


                                By:  /s/ James M. Seneff, Jr.
                                     ------------------------
                                     JAMES M. SENEFF, JR.
                                     Chief Executive Officer
                                     (Principal Executive Officer)


                                By:  /s/ Robert A. Bourne
                                     --------------------
                                     ROBERT A. BOURNE
                                     President and Treasurer
                                     (Principal Financial and
                                     Accounting Officer)