Form 10-Q
period 1997-06-30
CNL INCOME FUND XI LTD
filed 1997-08-11
CIK 879980

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended       June 30, 1997
                                               -------------------------
                                       OR

( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________


                             Commission file number
                                    0-21560
                             ----------------------

                            CNL Income Fund XI, Ltd.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                   59-3078854
  ---------------------------                    -------------------
    (State or other juris-                        (I.R.S. Employer
   diction of incorporation                      Identification No.)
      or organization)


400 E. South Street, #500
Orlando, Florida                                   32801
-------------------------                      ------------
   (Address of principal                        (Zip Code)
     executive offices)


Registrant's telephone number
   (including area code)                       (407) 422-1574
                                         --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes     X      No
                            --------      --------

                                    CONTENTS

Part I                                                                   Page

  Item 1.  Financial Statements:

             Condensed Balance Sheets                                      1

             Condensed Statements of Income                                2

             Condensed Statements of Partners' Capital                     3

             Condensed Statements of Cash Flows                            4

             Notes to Condensed Financial Statements                       5-7

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                         8-11


Part II

  Other Information                                                        12

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                 June 30,         December 31,
            ASSETS                                 1997               1996
                                                -----------       ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $2,225,799 and
  $1,996,469                                    $23,790,347        $24,019,677
Net investment in direct financing
  leases                                          6,652,190          6,686,367
Investment in joint ventures                      2,565,694          1,537,430
Cash and cash equivalents                         1,199,667          1,225,860
Restricted cash                                          -           1,047,822
Receivables, less allowance for
  doubtful accounts of $14,936 and
  $14,746                                            46,109             92,546
Prepaid expenses                                     17,590             13,227
Organization costs, less accumulated
  amortization of $10,000 and $9,411                     -                 589
Accrued rental income                             1,405,020          1,257,503
Other assets                                        122,024            122,024
                                                -----------        -----------

                                                $35,798,641        $36,003,045
                                                ===========        ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                $     2,722        $     2,202
Escrowed real estate taxes payable                   21,807             21,573
Distributions payable                               875,006            915,006
Due to related parties                                4,841              2,121
Rents paid in advance and deposits                   64,996             61,196
                                                -----------        -----------
    Total liabilities                               969,372          1,002,098

Commitment (Note 4)

Minority interests                                  493,273            487,770

Partners' capital                                34,335,996         34,513,177
                                                -----------        -----------

                                                $35,798,641        $36,003,045
                                                ===========        ===========


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                         Quarter Ended                  Six Months Ended
                                           June 30,                         June 30,
                                     1997          1996           1997           1996
                                  ----------    ----------     ----------     -------
Revenues:
  Rental income from
    operating leases              $  675,491    $  698,136     $1,351,185     $1,390,982
  Earned income from direct
    financing leases                 208,934       210,962        420,751        422,623
  Contingent rental income            44,440        51,400         69,083         74,378
  Interest and other income           12,001        24,324         27,456         41,548
                                  ----------    ----------     ----------     ----------
                                     940,866       984,822      1,868,475      1,929,531
                                  ----------    ----------     ----------     ----------

Expenses:
  General operating and
    administrative                    40,998        47,111         74,858         89,484
  Professional services               10,946         3,897         17,405         15,201
  Management fees to
    related parties                    8,249         9,360         18,248         18,184
  State and other taxes                2,056         6,367         25,779         25,973
  Depreciation and
    amortization                     114,754       120,307        229,919        240,613
                                  ----------    ----------     ----------     ----------
                                     177,003       187,042        366,209        389,455
                                  ----------    ----------     ----------     ----------

Income Before Minority
  Interests in Income of
  Consolidated Joint
  Ventures and Equity in
  Earnings of Unconsoli-
  dated Joint Ventures               763,863       797,780      1,502,266      1,540,076

Minority Interests in
  Income of Consolidated
  Joint Ventures                     (17,396)      (17,271)       (34,598)       (34,437)

Equity in Earnings of
  Unconsolidated Joint
  Ventures                            58,359        30,524        105,163         56,598
                                  ----------    ----------     ----------     ----------

Net Income                        $  804,826    $  811,033     $1,572,831     $1,562,237
                                  ==========    ==========     ==========     ==========

Allocation of Net Income:
  General partners                $    8,048    $    8,110     $   15,728     $   15,622
  Limited partners                   796,778       802,923      1,557,103      1,546,615
                                  ----------    ----------     ----------     ----------

                                  $  804,826    $  811,033     $1,572,831     $1,562,237
                                  ==========    ==========     ==========     ==========

Net Income Per Limited
  Partner Unit                    $     0.20    $     0.20     $     0.39     $     0.39
                                  ==========    ==========     ==========     ==========

Weighted Average Number
  of Limited Partner Units
  Outstanding                      4,000,000     4,000,000      4,000,000      4,000,000
                                  ==========    ==========     ==========     ==========

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                      Six Months Ended         Year Ended
                                          June 30,            December 31,
                                            1997                  1996
                                      ----------------        ------------

General partners:
  Beginning balance                    $   143,281           $   109,925
  Net income                                15,728                33,356
                                       -----------           -----------
                                           159,009               143,281
                                       -----------           -----------

Limited partners:
  Beginning balance                     34,369,896            34,478,571
  Net income                             1,557,103             3,431,349
  Distributions ($0.44 and $0.89
    per limited partner unit,
    respectively)                       (1,750,012)           (3,540,024)
                                       -----------           -----------
                                        34,176,987            34,369,896
                                       -----------           -----------

Total partners' capital                $34,335,996           $34,513,177
                                       ===========           ===========

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                       Six Months Ended
                                                           June 30,
                                                  1997             1996
                                              -----------       -----------

Increase (Decrease) in Cash and
  Cash Equivalents:

    Net Cash Provided by Operating
      Activities                              $ 1,792,914       $ 1,811,310
                                              -----------       -----------

    Cash Flows from Investing
      Activities:
        Investment in joint ventures           (1,044,750)               -
        Decrease in restricted cash             1,044,750                -
                                              -----------       ----------
            Net cash provided by
              investing activities                     -                 -
                                              -----------       ----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                             (1,790,012)       (1,790,012)
        Distributions to holders
          of minority interests                   (29,095)          (27,839)
                                              -----------       -----------
            Net cash used in
              financing activities             (1,819,107)       (1,817,851)
                                              -----------       -----------

Net Decrease in Cash and Cash
  Equivalents                                     (26,193)           (6,541)

Cash and Cash Equivalents at
  Beginning of Period                           1,225,860         1,222,888
                                              -----------       -----------

Cash and Cash Equivalents at
  End of Period                               $ 1,199,667       $ 1,216,347
                                              ===========       ===========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and
      unpaid at end of period                 $   875,006       $   875,006
                                              ===========       ===========


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1997 and 1996


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.       Investment in Joint Ventures:

         In January 1997, the Partnership acquired a 72.5% interest in a Black-eyed Pea property in Corpus Christi, Texas, as tenants-in-common with an affiliate of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with an affiliate, and amounts relating to its investment are included in investment in joint ventures.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1997 and 1996


2.       Investment in Joint Ventures:

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at:

                                          June 30,            December 31,
                                           1997                   1996
                                       -----------            ------------
         Land and buildings on
           operating leases,
           less accumulated
           depreciation                 $3,553,419             $2,152,524
         Cash                                9,323                    722
         Prepaid expenses                    3,591                  6,606
         Accrued rental income              78,680                 59,917
         Liabilities                         9,830                    343
         Partners' capital               3,635,183              2,219,426
         Revenues                          198,768                239,454
         Net income                        147,640                169,376

         The Partnership recognized income totalling $105,163 and $56,598 for the six months ended June 30, 1997 and 1996, respectively, from these joint ventures, $58,359 and $30,524 of which was earned during the quarters ended June 30, 1997 and 1996, respectively.

3.       Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from the unconsolidated joint ventures), for the quarters ended June 30:

                                                1997              1996
                                              --------          ------

         Flagstar Enterprises, Inc.,
           Denny's, Inc. and Quincy's
           Restaurants, Inc.                  $395,171          $386,789
         Foodmaker, Inc.                       384,016           384,016
         Burger King Corporation and
           BK Acquisition, Inc.                356,167           356,167
         Golden Corral Corporation             244,426           248,107
         DenAmerica Corp.                      239,706           184,909

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1997 and 1996


3.       Concentration of Credit Risk - Continued:

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from the unconsolidated joint ventures), for the quarters ended June 30:

                                             1997              1996
                                           --------          ------

         Burger King                       $569,693          $617,609
         Denny's                            422,203           368,207
         Jack in the Box                    384,016           384,016
         Golden Corral Family
           Steakhouse Restaurants           244,426           248,107

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

4.       Commitment:

         During 1996, the Partnership entered into an agreement with an unrelated third party to sell the Burger King property in Nashua, New Hampshire. The general partners believe that the anticipated sales price exceeds the Partnership's cost attributable to the property. As of July 31, 1997, the sale had not occurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 20, 1991, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1997, the Partnership owned 39 Properties, including four Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 1997 and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,792,914 and $1,811,310 for the six months ended June 30, 1997 and 1996, respectively. The decrease in cash from operations for the six months ended June 30, 1997, is primarily a result of changes in the Partnership's working capital.

         In January 1997, the Partnership reinvested the net sales proceeds it received from the sale, in November 1996, of the Property in Philadelphia, Pennsylvania, in a Black-eyed Pea Property located in Corpus Christi, Texas, with an affiliate of the general partners as tenants-in-common. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of June 30, 1997, the Partnership owned a 72.5% interest in this Property.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1997, the Partnership had $1,199,667 invested in such short-term investments, as compared to $1,225,860 at December 31, 1996. The funds remaining at June 30, 1997, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, decreased to $969,372 at June 30, 1997, from $1,002,098 at December 31, 1996.
The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         During 1996, the Partnership entered into an agreement with an unrelated third party to sell the Burger King Property in Nashua, New Hampshire. The sale of the Property had not closed as of July 31, 1997.

         Based primarily on cash from operations, the Partnership declared distributions to the limited partners of $1,750,012 for each of the six months ended June 30, 1997 and 1996 ($875,006 for each of the quarters ended June 30, 1997 and 1996). This represents distributions for each applicable six months of $0.44 per unit ($0.22 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 1997 and 1996. No amounts distributed or to be distributed to the limited partners for the six months ended June 30, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the six months ended June 30, 1996, the Partnership and its consolidated joint ventures, Denver Joint Venture and CNL/Airport Joint Venture, owned and leased 37 wholly owned Properties and during the six months ended June 30, 1997, the Partnership and its consolidated joint ventures owned and leased 36 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1997 and 1996, the Partnership, Denver Joint Venture and CNL/Airport Joint Venture earned $1,771,936 and $1,813,605, respectively, in rental income from operating leases and earned income from direct financing leases, $884,425 and $909,098 of which was earned during the quarters ended June 30, 1997 and 1996, respectively. The decrease in rental and earned income during the quarter and six months ended June 30, 1997, as compared to the quarter and six months ended June 30, 1996, is primarily attributable to a decrease of approximately $18,400 and $36,800, during the quarter and six months ended June 30, 1997, respectively, as a result of the sale of the Property in Philadelphia, Pennsylvania, in November 1996. In January 1997, the Partnership reinvested the net sales proceeds in a Property in Corpus Christi, Texas, with an affiliate of the general partners, as discussed above in "Liquidity and Capital Resources."

         In addition, during the six months ended June 30, 1997 and 1996, the Partnership earned $69,083 and $74,378, respectively, in contingent rental income, $44,440 and $51,400 of which was earned during the quarters ended June 30, 1997 and 1996, respectively. The decrease in contingent rental income during the quarter and six months ended June 30, 1997, as compared to the quarter and six months ended June 30, 1996, is primarily due to a decrease of approximately $9,900 and $16,000, respectively, as a result of the sale of the Property in Philadelphia, Pennsylvania, in November 1996.

         The decrease in contingent rental income for the six months ended June 30, 1997 was offset by an increase in contingent rental income of approximately $8,700 due to the subleasing in July 1996, of the Property in Lynchburg, Virginia. This Property had been previously closed and its sublease requires the payment of contingent rental income.

         In addition, for the six months ended June 30, 1997 and 1996, the Partnership owned and leased two Properties indirectly through other joint venture arrangements and during the six months ended June 30, 1997, the Partnership owned and leased one Property with an affiliate as tenants-in-common. In connection therewith, during the six months ended June 30, 1997 and 1996, the Partnership earned $105,163 and $56,598, respectively, attributable to net income earned by unconsolidated joint ventures, $58,359 and $30,524 of which was earned during the quarters ended June 30, 1997 and 1996, respectively. The increase in net income earned by joint ventures during the quarter and six months ended June 30, 1997, is primarily due to the fact that in January 1997, the Partnership reinvested the net sales proceeds it received from the sale, in November 1996, of the Property in Philadelphia, Pennsylvania, in a Black-eyed Pea in Corpus Christi, Texas, with an affiliate of the general partners as tenants-in-common.

         During the six months ended June 30, 1997, five of the Partnership's lessees (or groups of affiliated lessees), (i) Flagstar Enterprises, Inc., Denny's Inc., and Quincy's Restaurants, Inc. (which are affiliated entities under common control of Flagstar Corporation) (hereinafter referred to as Flagstar Corporation), (ii) Foodmaker, Inc., (iii) Burger King Corporation and BK Acquisition, Inc. (which are affiliated entities under common control) (hereinafter referred to as Burger King Corp.) , (iv) Golden Corral Corporation and (v) DenAmerica Corp., each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from four Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common). As of June 30, 1997, Flagstar Corporation was the lessee under leases relating to nine restaurants, Foodmaker, Inc. was the lessee under leases relating to seven restaurants, Burger King Corp. was the lessee under leases relating to seven restaurants, Golden Corral Corporation was the lessee under leases relating to three restaurants and DenAmerica Corp. was the lessee under leases relating to four restaurants and one restaurant owned with an affiliate as tenants-in-common. It is anticipated that, based on the minimum rental payments required by the leases, these five lessees or groups of affiliated lessees each will continue to contribute more than ten percent of the Partnership's total rental income during the remainder of 1997 and subsequent years. In addition, during the six months ended June 30, 1997, four restaurant chains, Burger King, Jack in the Box, Denny's and Golden Corral, each accounted for more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from four Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common). During the remainder of 1997 and subsequent years, it is anticipated that these four restaurant chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or restaurant chains could materially affect the Partnership's income.

         Operating expenses, including depreciation and amortization expense, were $366,209 and $389,455 for the six months ended June 30, 1997 and 1996, respectively, of which $177,003 and $187,042 were incurred for the quarters ended June 30, 1997 and 1996, respectively. The decrease in operating expenses during the quarter and six months ended June 30, 1997, as compared to the quarter and six months ended June 30, 1996, is partially attributable to a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties. The decrease in operating expenses is also partially attributable to a decrease in depreciation expense as a result of the sale of the Property in Philadelphia, Pennsylvania, in November 1996.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 7th day of August, 1997.


                            CNL INCOME FUND XI, LTD.

                            By: CNL REALTY CORPORATION
                                General Partner


                                By:  /s/ James M. Seneff, Jr.
                                    -----------------------------------
                                    JAMES M. SENEFF, JR.
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                                By:  /s/ Robert A. Bourne
                                    ------------------------------------
                                    ROBERT A. BOURNE
                                    President and Treasurer
                                    (Principal Financial and
                                    Accounting Officer)