Form 10-Q
period 1997-09-30
CNL INCOME FUND XI LTD
filed 1997-11-07
CIK 879980

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to


                             Commission file number
                                     0-21560


                            CNL Income Fund XI, Ltd.
             (Exact name of registrant as specified in its charter)


           Florida                              59-3078854
    (State or other juris-                   (I.R.S. Employer
   diction of incorporation                 Identification No.)
      or organization)


400 E. South Street, #500
Orlando, Florida                                   32801
   (Address of principal                        (Zip Code)
     executive offices)


Registrant's telephone number
   (including area code)                      (407) 422-1574


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

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                              September 30,       December 31,
            ASSETS                                 1997               1996
                                              -------------       -----------

Land and buildings on operating
  leases, less accumulated
  depreciation of $2,340,464 and
  $1,996,469                                  $23,675,682        $24,019,677
Net investment in direct financing
  leases                                        6,634,295          6,686,367
Investment in joint ventures                    2,560,118          1,537,430
Cash and cash equivalents                       1,262,101          1,225,860
Restricted cash                                        -           1,047,822
Receivables, less allowance for
  doubtful accounts of $16,364 and
  $14,746                                          33,682             92,546
Prepaid expenses                                   15,757             13,227
Organization costs, less accumulated
  amortization of $10,000 and $9,411                   -                 589
Accrued rental income                           1,471,351          1,257,503
Other assets                                      122,024            122,024
                                              -----------        -----------

                                              $35,775,010        $36,003,045
                                              ===========        ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                              $     4,704        $     2,202
Escrowed real estate taxes payable                 27,258             21,573
Distributions payable                             875,006            915,006
Due to related parties                              9,789              2,121
Rents paid in advance and deposits                 68,817             61,196
                                              -----------        -----------
    Total liabilities                             985,574          1,002,098

Commitment (Note 4)

Minority interests                                498,213            487,770

Partners' capital                              34,291,223         34,513,177
                                              -----------        -----------

                                              $35,775,010        $36,003,045
                                              ===========        ===========










            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                            Quarter Ended                    Nine Months Ended
                                                            September 30,                       September 30,
                                                     1997             1996               1997              1996
                                                  ----------       ----------         ----------        ----------
Revenues:
  Rental income from
    operating leases                              $  675,491       $  691,100         $2,026,676        $2,082,082
  Earned income from direct
    financing leases                                 208,391          215,739            629,142           638,362
  Contingent rental income                            46,040           59,465            115,123           133,843
  Interest and other income                           25,999           14,196             53,455            55,744
                                                  ----------       ----------         ----------        ----------
                                                     955,921          980,500          2,824,396         2,910,031
                                                  ----------       ----------         ----------        ----------

Expenses:
  General operating and
    administrative                                    36,804           40,236            111,662           129,720
  Professional services                                6,046            5,948             23,451            21,149
  Management fees to
    related parties                                    9,327            9,318             27,575            27,502
  State and other taxes                                   -                -              25,779            25,973
  Depreciation and
    amortization                                     114,665          120,306            344,584           360,919
                                                  ----------       ----------         ----------        ----------
                                                     166,842          175,808            533,051           565,263
                                                  ----------       ----------         ----------        ----------

Income Before Minority
  Interests in Income of
  Consolidated Joint
  Ventures and Equity in
  Earnings of Unconsoli-
  dated Joint Ventures                               789,079          804,692          2,291,345         2,344,768

Minority Interests in
  Income of Consolidated
  Joint Ventures                                     (17,628)         (17,654)           (52,226)          (52,091)

Equity in Earnings of
  Unconsolidated Joint
  Ventures                                            58,782           30,777            163,945            87,375
                                                  ----------       ----------         ----------        ----------

Net Income                                        $  830,233       $  817,815         $2,403,064        $2,380,052
                                                  ==========       ==========         ==========        ==========

Allocation of Net Income:
  General partners                                $    8,303       $    8,178         $   24,031        $   23,801
  Limited partners                                   821,930          809,637          2,379,033         2,356,251
                                                  ----------       ----------         ----------        ----------

                                                  $  830,233       $  817,815         $2,403,064        $2,380,052
                                                  ==========       ==========         ==========        ==========

Net Income Per Limited
  Partner Unit                                    $     0.21       $     0.20         $     0.59        $     0.59
                                                  ==========       ==========         ==========        ==========

Weighted Average Number
  of Limited Partner Units
  Outstanding                                      4,000,000        4,000,000          4,000,000         4,000,000
                                                  ==========       ==========         ==========        ==========







            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                 Nine Months Ended               Year Ended
                                    September 30,               December 31,
                                        1997                        1996
                                 -----------------              ----------

General partners:
  Beginning balance                $   143,281                 $   109,925
  Net income                            24,031                      33,356
                                   -----------                 -----------
                                       167,312                     143,281
                                   -----------                 -----------

Limited partners:
  Beginning balance                 34,369,896                  34,478,571
  Net income                         2,379,033                   3,431,349
  Distributions ($0.66 and $0.89
    per limited partner unit,
    respectively)                   (2,625,018)                 (3,540,024)
                                   -----------                 -----------
                                    34,123,911                  34,369,896
                                   -----------                 -----------

Total partners' capital            $34,291,223                 $34,513,177
                                   ===========                 ===========




            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                     Nine Months Ended
                                                      September 30,
                                                1997               1996
                                            -----------         -----------

Increase (Decrease) in Cash and
  Cash Equivalents:

    Net Cash Provided by Operating
      Activities                            $ 2,743,042         $ 2,713,459
                                            -----------         -----------

    Cash Flows from Investing
      Activities:
        Investment in joint ventures         (1,044,750)                 -
        Decrease in restricted cash           1,044,750                  -
                                            -----------         ----------
            Net cash provided by
              investing activities                   -                   -
                                            -----------         ----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                           (2,665,018)         (2,665,018)
        Distributions to holders
          of minority interests                 (41,783)            (43,455)
                                            -----------        ------------
            Net cash used in
              financing activities           (2,706,801)         (2,708,473)
                                            -----------         -----------

Net Increase in Cash and Cash
  Equivalents                                    36,241               4,986

Cash and Cash Equivalents at
  Beginning of Period                         1,225,860           1,222,888
                                            -----------         -----------

Cash and Cash Equivalents at
  End of Period                             $ 1,262,101         $ 1,227,874
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

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1997 and 1996


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

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

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1997 and 1996


2.       Investment in Joint Ventures:

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at:

                                            September 30,         December 31,
                                                1997                  1996

                  Land and buildings on
                    operating leases,
                    less accumulated
                    depreciation               $3,532,463          $2,152,524
                  Cash                              9,021                 722
                  Prepaid expenses                  5,230               6,606
                  Accrued rental income            89,055              59,917
                  Liabilities                       9,010                 343
                  Partners' capital             3,626,759           2,219,426
                  Revenues                        303,917             239,454
                  Net income                      230,533             169,376

         The Partnership recognized income totalling $163,945 and $87,375 for the nine months ended September 30, 1997 and 1996, respectively, from these joint ventures, $58,782 and $30,777 of which was earned during the quarters ended September 30, 1997 and 1996, respectively.

3.       Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from the unconsolidated joint ventures), for the quarters ended September 30:

                                                      1997              1996
                                                    --------          ------

                  Flagstar Enterprises, Inc.,
                    Denny's, Inc. and Quincy's
                    Restaurants, Inc.               $588,016          $580,695
                  Foodmaker, Inc.                    576,024           576,024
                  Burger King Corporation and
                    BK Acquisition, Inc.             534,305           534,251
                  Golden Corral Corporation          369,115           372,797
                  DenAmerica Corp.                   364,725           277,544

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1997 and 1996


3.       Concentration of Credit Risk - Continued:

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees
         could   significantly   impact  the  results  of   operations   of  the
         Partnership. However, the general partners believe that the risk of such a default is reduced due to the essential or important nature of these properties for the on-going operations of the lessees.

4.       Commitment:

         During 1996, the Partnership entered into an agreement with an unrelated third party to sell the Burger King property in Nashua, New Hampshire. The general partners believe that the anticipated sales price will exceed the Partnership's cost attributable to the property; however, as of October 31, 1997, the sale had not occurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 20, 1991, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1997, the Partnership owned 39 Properties, including four Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the nine months ended September 30, 1997 and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,743,042 and $2,713,459 for the nine months ended September 30, 1997 and 1996, respectively. The increase in cash from operations for the nine months ended September 30, 1997, is primarily a result of changes in income and expense as discussed in "Results of Operations" below and changes in the Partnership's working capital.

         In January 1997, the Partnership reinvested the net sales proceeds of $1,044,750 it received from the sale, in November 1996, of the Property in Philadelphia, Pennsylvania, in a Black-eyed Pea Property located in Corpus Christi, Texas, with an affiliate of the general partners as tenants-in-common. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of September 30, 1997, the Partnership owned a 72.5% interest in this Property.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1997, the Partnership had $1,262,101 invested in such short-term investments, as compared to $1,225,860 at December 31, 1996. The funds remaining at September 30, 1997, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, decreased to $985,574 at September 30, 1997, from $1,002,098 at December 31, 1996, primarily as a result of the Partnership's accruing a special distribution payable to the limited partners of $40,000 at December 31, 1996, which was paid in January 1997 from cumulative excess operating reserves. The decrease was partially offset by an increase in rents paid in advance and due to related parties at September 30, 1997. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         During 1996, the Partnership entered into an agreement with an unrelated third party to sell the Burger King Property in Nashua, New Hampshire. The general partners believe that the anticipated sales price will exceed the Partnership's cost attributable to the Property; however, as of October 31, 1997, the sale had not occurred.

         Based primarily on cash from operations, the Partnership declared distributions to the limited partners of $2,625,018 for each of the nine months ended September 30, 1997 and 1996 ($875,006 for each of the quarters ended September 30, 1997 and 1996). This represents distributions for each applicable nine months of $0.66 per unit ($0.22 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 1997 and 1996. No amounts distributed or to be distributed to the limited partners for the nine months ended September 30, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the nine months ended September 30, 1996, the Partnership and its consolidated joint ventures, Denver Joint Venture and CNL/Airport Joint Venture, owned and leased 37 wholly owned Properties (including one Property in Philadelphia, Pennsylvania, which was sold in November 1996) and during the nine months ended September 30, 1997, the Partnership and its consolidated joint ventures owned and leased 36 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1997 and 1996, the Partnership, Denver Joint Venture and CNL/Airport Joint Venture earned $2,655,818 and $2,720,444, respectively, in rental income from operating leases and earned income from direct financing leases, $883,882 and $906,839 of which was earned during the quarters ended September 30, 1997 and 1996, respectively. The decrease in rental and earned income during the quarter and nine months ended September 30, 1997, as compared to the quarter and nine months ended September 30, 1996, is primarily attributable to a decrease of approximately $18,400 and $55,100, during the quarter and nine months ended September 30, 1997, respectively, as a result of the sale of the Property in Philadelphia, Pennsylvania, in November 1996. In January 1997, the Partnership reinvested the net sales proceeds in a Property in Corpus Christi, Texas, with an affiliate of the general partners, as discussed above in "Liquidity and Capital Resources."

         In addition, during the nine months ended September 30, 1997 and 1996, the Partnership earned $115,123 and $133,843, respectively, in contingent rental income, $46,040 and $59,465 of which was earned during the quarters ended September 30, 1997 and 1996, respectively. The decrease in contingent rental income during the quarter and nine months ended September 30, 1997, as compared to the quarter and nine months ended September 30, 1996, is primarily due to a decrease of approximately $8,700 and $24,700, respectively, as a result of the sale of the Property in Philadelphia, Pennsylvania, in November 1996.

         The decrease in contingent rental income for the nine months ended September 30, 1997 was offset by an increase in contingent rental income of approximately $8,700 due to the subleasing in July 1996, of the Property in Lynchburg, Virginia. This Property had been previously closed and its sublease requires the payment of contingent rental income.

         In addition, for the nine months ended September 30, 1997 and 1996, the Partnership owned and leased two Properties indirectly through other joint venture arrangements and during the nine months ended September 30, 1997, the Partnership owned and leased one Property with an affiliate as tenants-in-common. In connection therewith, during the nine months ended
September 30, 1997 and 1996, the Partnership earned $163,945 and $87,375, respectively, attributable to net income earned by unconsolidated joint ventures, $58,782 and $30,777 of which was earned during the quarters ended September 30, 1997 and 1996, respectively. The increase in net income earned by joint ventures during the quarter and nine months ended September 30, 1997, is primarily due to the fact that in

January 1997, the Partnership reinvested the net sales proceeds it received from the sale, in November 1996, of the Property in Philadelphia, Pennsylvania, in a Black-eyed Pea in Corpus Christi, Texas, with an affiliate of the general partners as tenants-in-common.

         During  the  nine  months  ended   September  30,  1997,  five  of  the
Partnership's lessees (or groups of affiliated lessees), (i) Flagstar Enterprises, Inc., Denny's Inc., and Quincy's Restaurants, Inc. (which are affiliated entities under common control of Flagstar Corporation) (hereinafter referred to as Flagstar Corporation), (ii) Foodmaker, Inc., (iii) Burger King Corporation and BK Acquisition, Inc. (which are affiliated entities under common control) (hereinafter referred to as Burger King Corp.), (iv) Golden Corral Corporation and (v) DenAmerica Corp., each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from four Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common). As of September 30, 1997, Flagstar Corporation was the lessee under leases relating to nine restaurants, Foodmaker, Inc. was the lessee under leases relating to eight restaurants, Burger King Corp. was the lessee under leases relating to eight restaurants, Golden Corral Corporation was the lessee under leases relating to three restaurants and DenAmerica Corp. was the lessee under leases relating to four restaurants and one restaurant owned with an affiliate as tenants-in-common. It is anticipated that, based on the minimum rental payments required by the leases, these five lessees or groups of affiliated lessees each will continue to contribute more than ten percent of the Partnership's total rental income during the remainder of 1997 and subsequent years. Any failure of these lessees could materially affect the Partnership's income.

         Operating expenses, including depreciation and amortization expense, were $533,051 and $565,263 for the nine months ended September 30, 1997 and 1996, respectively, of which $166,842 and $175,808 were incurred for the quarters ended September 30, 1997 and 1996, respectively. The decrease in operating expenses during the quarter and nine months ended September 30, 1997, as compared to the quarter and nine months ended September 30, 1996, is partially attributable to a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties. The decrease in operating expenses is also partially attributable to a decrease in depreciation expense as a result of the sale of the Property in Philadelphia, Pennsylvania, in November 1996.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 6th day of November, 1997.


                           CNL INCOME FUND XI, LTD.

                           By: CNL REALTY CORPORATION
                               General Partner


                               By:  /s/ James M. Seneff, Jr.
                                    --------------------------------
                                    JAMES M. SENEFF, JR.
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                               By:  /s/ Robert A. Bourne
                                    --------------------------------
                                    ROBERT A. BOURNE
                                    President and Treasurer
                                    (Principal Financial and
                                    Accounting Officer)