Form 10-K405
period 1997-12-31
CNL INCOME FUND XI LTD
filed 1998-03-17
CIK 879980

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

                              400 East South Street
                             Orlando, Florida 32801
          (Address of principal executive offices, including zip code)

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $35,200,000, and were used to acquire 39 Properties, including interests in four Properties owned by joint ventures in which the Partnership is a co-venturer, and to establish a working capital reserve for Partnership purposes. During the year ended December 31, 1996, the Partnership sold its Property in Philadelphia, Pennsylvania. During January 1997, the Partnership reinvested the net sales proceeds from the sale of the Property in Philadelphia, Pennsylvania, in a Black-eyed Pea Property located in Corpus Christi, Texas, with an affiliate of the General Partners as tenants-in-common. As a result of these transactions, as of December 31, 1997, the Partnership owned 39 Properties, including interest in four Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common. The Partnership leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and the joint ventures in which the Partnership is a co-venturer provide for initial terms, ranging from 14 to 20 years (the average being 18 years), and expire between 2006 and 2016. All leases are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $45,600 to $183,600. All of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

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

Major Tenants

         During 1997, five lessees (or group of affiliated lessees) of the Partnership and its consolidated joint ventures, (i) Golden Corral Corporation,
(ii) Foodmaker, Inc., (iii) Burger King Corporation and BK Acquisition, Inc. (which are affiliated entities under common control) (hereinafter referred to as Burger King Corporation), (iv) Flagstar Enterprises, Inc., Denny's, Inc. and Quincy's Restaurants, Inc. (which are affiliated entities under common control of Flagstar Corporation) (hereinafter referred to as Flagstar Corporation), and DenAmerica Corporation each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint ventures, the Partnership's share of rental income from two Properties owned by unconsolidated joint ventures and one Property owned with an affiliate as tenants-in-common). As of December 31, 1997, Golden Corral Corporation was the lessee under leases relating to three restaurants, Foodmaker, Inc. was the lessee under leases relating to eight restaurants, Burger King Corporation was the lessee under leases relating to eight restaurants, Flagstar Corporation was the lessee under leases relating to nine restaurants and DenAmerica Corporation was the lessee under leases relating to five restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these five lessees (or group of affiliated lessees)  each  will  continue  to  contribute  more  than  ten  percent  of the
Partnership's total rental income in 1998 and subsequent years. In addition, four Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Jack in the Box, Burger King and Denny's, each accounted for more than ten percent of the Partnership's total rental income during 1997 (including rental income from the Partnership's consolidated joint ventures, the Partnership's share of rental income from two Properties owned by unconsolidated joint ventures and one Property owned with an affiliate as tenants-in-common). In subsequent years, it is anticipated that these four Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

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

         In addition to the above joint venture agreements, in January 1997, the Partnership entered into an agreement to hold a Black-eyed Pea Property as tenants-in-common with an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. The Partnership owns a 72.50 percent interest in this Property.

Certain Management Services

         CNL Income Fund Advisors, Inc., an affiliate of the General Partners, provided certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership through September 30, 1995. Under this agreement, CNL Income Fund Advisors, Inc. was responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Income Fund Advisors, Inc. also assisted the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay CNL Income Fund Advisors, Inc. an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services.

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

Item 2.  Properties

         As of December 31, 1997, the Partnership owned, either directly or through joint venture arrangements, 39 Properties, located in 20 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 18,000 to 329,000 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 2,100 to 11,400 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations.

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

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1997 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

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

         DenAmerica Corporation leases four Denny's restaurants and one Black-Eyed Pea restaurant with an initial term of 20 years (expiring between
2012 and 2016) and average minimum base annual rent of approximately $98,200 (ranging from approximately $52,800 to $142,700).

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



                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of February 28, 1998, there were 3,196 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase) may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. Since inception, the price paid for any Unit transferred pursuant to the Plan has been $9.50 per Unit. The price to be paid for any Unit transferred other than pursuant to the Plan is subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1997 and 1996 other than pursuant to the Plan, net of commissions.


                                                      1997 (1)                         1996 (1)
                                       ---------------------------------      ------------------------
                                            High       Low      Average        High       Low      Average
         First Quarter                     $ 9.50    $ 8.10      $ 9.12       $10.00    $ 7.62      $ 9.05
         Second Quarter                      9.50      8.17        8.89         9.50      8.81        9.27
         Third Quarter                       9.50      8.27        8.89          (2)       (2)         (2)
         Fourth Quarter                       (2)       (2)         (2)         9.50      9.50        9.50

(1)      A total of 23,250 and 21,283 Units were transferred other than pursuant
         to  the  Plan  for  the  years  ended   December  31,  1997  and  1996,
         respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 1997 and 1996, the Partnership declared cash distributions of $3,500,024 and $3,540,024, respectively, to the Limited Partners. During the quarter ended December 31, 1996, the Partnership declared a special distribution to the Limited Partners of $40,000 which represented cumulative excess operating reserves. The General Partners anticipate that the Partnership will declare a special distribution to the Limited Partners during the quarter ending March 31, 1998, representing cumulative excess operating reserves. No amounts distributed to partners for the years ended December 31, 1997 and 1996 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

         Quarter Ended                              1997              1996
         -------------                           ----------        ----------

         March 31                                   $875,006         $875,006
         June 30                                    875,006           875,006
         September 30                               875,006           875,006
         December 31                                875,006           915,006

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.


Item 6.  Selected Financial Data


                                         1997          1996          1995           1994          1993
                                    ------------- ------------- -------------  ------------- ------------
Year Ended December 31:
    Revenues (1)                      $ 3,998,538   $ 3,976,787   $ 3,920,528    $ 3,933,435   $ 3,908,566
    Net income (2)                      3,295,079     3,464,705     3,202,176      3,272,492     3,232,452
    Cash distributions declared (3)     3,500,024     3,540,024     3,540,023      3,425,007     3,325,000
    Net income per Unit (2)                   .82           .86           .79            .81           .80
    Cash distributions declared
       per Unit (3)                           .88           .89           .89            .86           .83

At December 31:
    Total assets                      $35,785,538   $36,003,045   $36,086,683    $36,335,476   $36,536,663
    Partners' Capital                  34,308,232    34,513,177    34,588,496     34,926,343    35,078,858


(1) Revenues include equity in earnings of unconsolidated joint ventures and minority interest in income of consolidated joint ventures.

(2) Net income for the year ended December 31, 1996, includes $213,685 from a gain on sale of land and building.

(3) Distributions for the year ended December 31, 1996, includes a special distribution to the Limited Partners of $40,000, which represented cumulative excess operating reserves.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on August 20, 1991, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1997, the Partnership owned 39 Properties, either directly or through joint venture arrangements.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the years ended December 31, 1997, 1996 and 1995, was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $3,642,796, $3,601,714 and $3,652,185 for the years ended December 31, 1997, 1996 and 1995, respectively. The increase in cash from operations during 1997, as compared to 1996, is primarily a result of changes in income and expenses as described in "Results of Operations" below, and the decrease during 1996, as compared to 1995, is primarily a result of changes in the Partnership's working capital during each of the respective years.

         Other sources and uses of capital included the following during the years ended December 31, 1997, 1996 and 1995.

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

         In January 1997, the Partnership reinvested the net sales proceeds from the 1996 sale of the Property in Philadelphia, Pennsylvania, in a Black-eyed Pea Property located in Corpus Christi, Texas, with an affiliate of the General Partners as tenants-in-common. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of December 31, 1997, the Partnership owned a 72.5% interest in this Property.

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

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At December 31, 1997, the Partnership had $1,272,386 invested in such short-term investments as compared to $1,225,860 at December 31, 1996. The funds remaining at December 31, 1997, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         During 1997, 1996 and 1995, affiliates of the General Partners incurred $83,747, $105,643 and $92,276, respectively, for certain operating expenses. As of December 31, 1997 and 1996, the Partnership owed $6,648 and $2,121, respectively, to affiliates for such amounts, accounting and administrative services and management fees. As of February 28, 1998, the Partnership had reimbursed the affiliates all such amounts. Other liabilities, including distributions payable, decreased to $969,257 at December 31, 1997, from $999,977 at December 31, 1996, partially as the result of the Partnership's accruing a special distribution payable to the Limited Partners of $40,000 at December 31, 1996, which was paid in January 1997. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         During 1996, the Partnership entered into an agreement with an unrelated third party to sell the Burger King Property in Nashua, New Hampshire. The General Partners believe that the anticipated sales price will exceed the Partnership's cost attributable to the Property; however, as of February 28, 1998, the sale had not occurred.

         Based on cash from operations, and during the years ended December 31, 1996 and 1995, cumulative excess operating reserves, the Partnership declared distributions to the Limited Partners of $3,500,024, $3,540,024 and $3,540,023 for the years ended December 31, 1997, 1996 and 1995, respectively. This represents a distribution of $0.88 per Unit for the year ended December 31, 1997 and $0.89 per Unit for each of the years ended December 31, 1996 and 1995. The General Partners anticipate that the Partnership will declare a special distribution to the Limited Partners during the quarter ending March 31, 1998, representing cumulative excess operating reserves. No amounts distributed to the Limited Partners for the years ended December 31, 1997, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

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

Results of Operations

         During the years ended December 31, 1996 and 1995, the Partnership owned and leased 35 wholly owned Properties (including one Property in Philadelphia, Pennsylvania, which was sold in November 1996). During the year ended December 31, 1997, the Partnership owned and leased 34 wholly owned Properties. In addition, during 1997, 1996 and 1995, the Partnership was a co-venturer in four separate joint ventures that each owned and leased one Property, and during 1997, the Partnership owned and leased one Property with an affiliate as tenants-in-common. As of December 31, 1997, the Partnership owned, either directly or through joint venture arrangements, 39 Properties which are subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $45,600 to $183,600. All of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During  the  years  ended  December  31,  1997,   1996  and  1995,  the
Partnership  and its  consolidated  joint  ventures,  Denver  Joint  Venture and
CNL/Airport  Joint  Venture,  earned  $3,543,984,   $3,615,977  and  $3,609,385,
respectively, in rental income from operating leases and earned income from direct financing leases. The decrease in rental and earned income during 1997 as compared to 1996, is primarily attributable to the sale of the Property in Philadelphia, Pennsylvania in November 1996, as described above in "Liquidity and Capital Resources." In January 1997, the Partnership reinvested the net sales proceeds in a Property in Corpus Christi, Texas, with an affiliate of the General Partners, as described above in "Liquidity and Capital Resources."

         For the years ended December 31, 1997, 1996 and 1995, the Partnership also earned $225,888, $251,312 and $200,198, respectively, in contingent rental income. The decrease during 1997, as compared to 1996, is primarily due to the sale of the Property in Philadelphia, Pennsylvania. The increase in contingent rental income during 1996, as compared to 1995, is primarily due to an increase in gross sales of certain restaurant properties whose leases require the payment of contingent rental income.

         In addition, for the years ended December 31, 1997, 1996 and 1995, the Partnership earned $236,103, $118,211 and $118,384, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer. The increase in net income earned by unconsolidated joint venture during 1997, as compared to 1996, is primarily attributable to the Partnership investing in a Property in Corpus Christi, Texas, in January 1997, with an affiliate of the General Partners as tenants-in-common, as described above in "Liquidity and Capital Resources."

         During at least one of the years ended December 31, 1997, 1996 and 1995, five lessees (or group of affiliated lessees) of the Partnership and its consolidated joint ventures, Golden Corral Corporation, Foodmaker, Inc., Burger King Corporation, Den America and Flagstar Corporation, each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint ventures, the Partnership's share of rental income from two Properties owned by unconsolidated joint ventures and one Property owned with an affiliate as tenants-in-common). As of December 31, 1997, Golden Corral Corporation was the lessee under leases relating to three restaurants, Foodmaker, Inc. was the lessee under leases relating to eight restaurants, Burger King Corporation was the lessee under leases relating to eight restaurants, Flagstar Corporation was the lessee under leases relating to nine restaurants, and DenAmerica Corporation was the lessee under leases relating to five restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these five lessees or groups of affiliated lessees, each will continue to contribute more than ten percent of the Partnership's total rental income during 1998 and subsequent years. In addition, during at least one of the years ended December 31, 1997, 1996 and 1995 four Restaurant Chains, Golden Corral, Jack in the Box, Burger King and Denny's, each accounted for more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint ventures and the Partnership's share of rental income from two Properties owned by unconsolidated joint ventures and one Property owned with an affiliate as tenants-in-common). In subsequent years, it is anticipated that these Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income.

         Operating expenses, including depreciation and amortization expense, were $703,459, $725,767 and $718,352 for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease in operating expenses during 1997 as compared to 1996 is primarily attributable to a decrease in depreciation expense as a result of the sale of the Property in Philadelphia, Pennsylvania. The increase in operating expenses during 1996, as compared to 1995, is primarily the result of an increase in accounting and administrative expenses associated with operating the Partnership and its Properties, and an increase in insurance expense as a result of the General Partners' obtaining contingent liability and property coverage for the Partnership beginning in May 1995.

         The increase in operating expenses during 1996, as compared to 1995, was partially offset by the Partnership receiving a state tax refund during 1996, for state taxes paid in prior years and by a decrease in depreciation expense as a result of the sale of the Property in Philadelphia, Pennsylvania, in November 1996, as described above in "Liquidity and Capital Resources."

         As a result of the sale of the Property in Philadelphia, Pennsylvania, as described above in "Liquidity and Capital Resources," the Partnership recognized a gain of $213,685 for financial reporting purposes for the year ended December 31, 1996. No Properties were sold during the years ended December 31, 1997 or 1995.

         The General Partners of the Partnership are in the process of assessing and addressing the impact of the year 2000 on its computer package software. The hardware and built-in software are believed to be year 2000 compliant. Accordingly, the General Partners do not expect this matter to materially impact how the Partnership conducts business nor its current or future results of operations or financial position.

         The Partnership's leases as of December 31, 1997, are triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.


Item 8.   Financial Statements and Supplementary Data

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS







                                                  Page

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNL Income Fund XI, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




/s/ Coopers & Lybrand, L.L.P.
---------------------------------

Orlando, Florida
January 16, 1998

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                          December 31,
            ASSETS                                 1997              1996
            ------                              -----------       ------------

Land and buildings on operating
  leases, less accumulated
  depreciation                                  $23,561,017       $24,019,677
Net investment in direct financing
  leases                                          6,611,661         6,686,367
Investment in joint ventures                      2,567,786         1,537,430
Cash and cash equivalents                         1,272,386         1,225,860
Restricted cash                                          -          1,047,822
Receivables, less allowance for
  doubtful accounts $14,746 in
  1996                                              119,575            92,546
Prepaid expenses                                     13,363            13,227
Organization costs, less accumulated
  amortization of $10,000 and $9,411                     -                589
Accrued rental income                             1,517,726         1,257,503
Other assets                                        122,024           122,024
                                                -----------       -----------

                                                $35,785,538       $36,003,045
                                                ===========       ===========


  LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                $     6,508       $     2,202
Escrowed real estate taxes payable                   19,410            21,573
Distributions payable                               875,006           915,006
Due to related parties                                6,648             2,121
Rents paid in advance and deposits                   68,333            61,196
                                                -----------       -----------
    Total liabilities                               975,905         1,002,098

Commitment (Note 11)

Minority interests                                  501,401           487,770

Partners' capital                                34,308,232        34,513,177
                                                -----------       -----------

                                                $35,785,538       $36,003,045
                                                ===========       ===========










                 See accompanying notes to financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                            Year Ended December 31,
                                                                   1997                1996               1995
                                                                ----------          ----------         -------
Revenues:
  Rental income from operating
    leases                                                      $2,702,558          $2,765,327         $2,774,204
  Earned income from direct
    financing leases                                               841,426             850,650            835,181
  Contingent rental income                                         225,888             251,312            200,198
  Interest and other income                                         62,440              61,403             62,599
                                                                ----------          ----------         ----------
                                                                 3,832,312           3,928,692          3,872,182
                                                                ----------          ----------         ----------

Expenses:
  General operating and
    administrative                                                 148,380             164,642            135,605
  Professional services                                             32,077              30,984             22,995
  Management fees to related
    parties                                                         37,974              37,293             36,930
  State and other taxes                                             25,779              14,650             41,596
  Depreciation and amorti-
    zation                                                         459,249             478,198            481,226
                                                                ----------          ----------         ----------
                                                                   703,459             725,767            718,352
                                                                ----------          ----------         ----------

Income Before Minority Interests
  in Income of Consolidated Joint
  Ventures, Equity in Earnings of
  Unconsolidated Joint Ventures
  and Gain on Sale of Land and
  Building                                                       3,128,853           3,202,925          3,153,830

Minority Interests in Income of
  Consolidated Joint Ventures                                      (69,877)            (70,116)           (70,038)

Equity in Earnings of Unconsoli-
  dated Joint Ventures                                             236,103             118,211            118,384

Gain on Sale of Land and Building                                       -              213,685                 -
                                                                ----------          ----------         ---------

Net Income                                                      $3,295,079          $3,464,705         $3,202,176
                                                                ==========          ==========         ==========

Allocation of Net Income:
  General partners                                              $   32,951          $   33,356         $   32,021
  Limited partners                                               3,262,128           3,431,349          3,170,155
                                                                ----------          ----------         ----------

                                                                $3,295,079          $3,464,705         $3,202,176
                                                                ==========          ==========         ==========

Net Income Per Limited
  Partner Unit                                                  $     0.82          $     0.86         $     0.79
                                                                ==========          ==========         ==========

Weighted Average Number
  of Limited Partner
  Units Outstanding                                              4,000,000           4,000,000          4,000,000
                                                                ==========          ==========         ==========







                 See accompanying notes to financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 1997, 1996 and 1995



                                       General Partners                                 Limited Partners
                                               Accumu-                                    Accumu-
                                    Contri-    lated       Contri-        Distri-         lated      Syndication
                                    butions   Earnings     butions        butions        Earnings       Costs         Total
                                    -------   --------   -----------   ------------    -----------   -----------   ----------
Balance, December 31, 1994           $1,000   $ 76,904   $40,000,000   $ (7,975,039)   $ 7,613,478   $(4,790,000)  $34,926,343

  Distributions to limited
    partners ($0.89 per
    limited partner unit)                -          -             -      (3,540,023)            -             -     (3,540,023)
  Net income                             -      32,021            -              -       3,170,155            -      3,202,176
                                     ------   --------   -----------   ------------    -----------   -----------   -----------

Balance, December 31, 1995            1,000    108,925    40,000,000    (11,515,062)    10,783,633    (4,790,000)   34,588,496

  Distributions to limited
    partners ($0.89 per
    limited partners unit)               -          -             -      (3,540,024)            -             -     (3,540,024)
  Net income                             -      33,356            -              -       3,431,349            -      3,464,705
                                     ------   --------   -----------   ------------    -----------   -----------   -----------

Balance, December 31, 1996            1,000    142,281    40,000,000    (15,055,086)    14,214,982    (4,790,000)   34,513,177

  Distributions to limited
    partners ($0.88 per
    limited partners unit)               -          -             -      (3,500,024)            -             -     (3,500,024)
  Net income                             -      32,951            -              -       3,262,128            -      3,295,079
                                     ------   --------   -----------   ------------    -----------   -----------   -----------

Balance, December 31, 1997           $1,000   $175,232   $40,000,000   $(18,555,110)   $17,477,110   $(4,790,000)  $34,308,232
                                     ======   ========   ===========   ============    ===========   ===========   ===========




                 See accompanying notes to financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                            Year Ended December 31,
                                                                1997                 1996                 1995
                                                            -----------          -----------          --------
Increase (Decrease) in Cash and
  Cash Equivalents:

    Cash Flows From Operating
      Activities:
        Cash received from
          tenants                                           $ 3,585,979          $ 3,657,138          $ 3,693,039
        Distributions from
          unconsolidated joint
          ventures                                              250,497              148,375              141,377
        Cash paid for expenses                                 (237,312)            (251,408)            (233,423)
        Interest received                                        43,632               47,609               51,192
                                                            -----------          -----------          -----------
            Net cash provided
              by operating
              activities                                      3,642,796            3,601,714            3,652,185
                                                            -----------          -----------          -----------

    Cash Flows From Investing
      Activities:
        Proceeds from sale of
          land and building                                          -             1,044,750                   -
        Investment in joint
          venture                                            (1,044,750)                  -                    -
        Decrease (increase) in
          restricted cash                                     1,044,750           (1,044,750)                  -
                                                            -----------          -----------          ----------
            Net cash provided by
              investing activities                                   -                    -                    -
                                                            -----------          -----------          ----------

    Cash Flows From Financing
      Activities:
        Distributions to limited
          partners                                           (3,540,024)          (3,540,024)          (3,500,023)
        Distributions to holders
          of minority interests                                 (56,246)             (58,718)             (54,227)
                                                            -----------          -----------          -----------
            Net cash used in
              financing
              activities                                     (3,596,270)          (3,598,742)          (3,554,250)
                                                            -----------          -----------          -----------

Net Increase in Cash and Cash
  Equivalents                                                    46,526                2,972               97,935

Cash and Cash Equivalents at
  Beginning of Year                                           1,225,860            1,222,888            1,124,953
                                                            -----------          -----------          -----------

Cash and Cash Equivalents at
  End of Year                                               $ 1,272,386          $ 1,225,860          $ 1,222,888
                                                            ===========          ===========          ===========











                 See accompanying notes to financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                         Year Ended December 31,
                                                                1997                 1996                 1995
                                                            -----------          -----------          --------
Reconciliation of Net Income
  to Net Cash Provided by
  Operating Activities:

    Net income                                              $ 3,295,079          $ 3,464,705          $ 3,202,176
                                                            -----------          -----------          -----------
    Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
        Depreciation                                            458,660              476,198              479,226
        Amortization                                                589                2,000                2,000
        Gain on sale of land and
          building                                                   -              (213,685)                  -
        Minority interests in
          income of consolidated
          joint ventures                                         69,877               70,116               70,038
        Equity in earnings of
          unconsolidated joint
          ventures, net of
          distributions                                          14,394               30,164               22,993
        Decrease (increase) in
          receivables                                           (23,957)              25,855               58,262
        Decrease (increase) in
          prepaid expenses                                         (136)                 151               (1,003)
        Decrease in net investment
          in direct financing
          leases                                                 74,706               62,366               55,203
        Increase in accrued
          rental income                                        (260,223)            (296,439)            (269,953)
        Increase (decrease) in
          accounts payable and
          accrued expenses                                        2,143                4,280              (28,847)
        Increase (decrease) in
          due to related parties                                  4,527               (4,386)               5,106
        Increase (decrease) in
          rents paid in advance
          and deposits                                            7,137              (19,611)              56,984
                                                            -----------          -----------          -----------
            Total adjustments                                   347,717              137,009              450,009
                                                            -----------          -----------          -----------

Net Cash Provided by Operating
  Activities                                                $ 3,642,796          $ 3,601,714          $ 3,652,185
                                                            ===========          ===========          ===========

Supplemental Schedule of Non-
  Cash Financing Activities:

    Distributions declared and
      unpaid at December 31                                 $   875,006         $    915,006          $   915,006
                                                            ===========         ============          ===========




                 See accompanying notes to financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 1997, 1996 and 1995


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

                  Years Ended December 31, 1997, 1996 and 1995


1.       Significant Accounting Policies - Continued:

                  Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date.

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, the assets are adjusted to the fair value.

         When the collection of amounts recorded as rental or other income is considered to be doubtful, an adjustment is made to increase the allowance for doubtful accounts, which is netted against receivables and accrued rental income, and to decrease rental or other income or increase bad debt expense for the current period, although the Partnership continues to pursue collection of such amounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

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

         The Partnership's investments in Ashland Joint Venture and Des Moines Real Estate Joint Venture, and a property in Corpus Christi, Texas, for which the property is held as tenants-in-common, are accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


1.       Significant Accounting Policies - Continued:

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

         Cash accounts maintained on behalf of the Partnership in demand deposits at commercial banks and money market funds may exceed federally insured levels; however, the Partnership has not experienced any losses in such accounts. The Partnership limits investment of temporary cash investments to financial institutions with high credit standing; therefore, the Partnership believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

         Use of Estimates - The general partners of the Partnership have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. The more significant use of management estimates relate to the allowance for doubtful accounts and future cash flows associated with long-lived assets. Actual results could differ from those estimates.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


2.       Leases:

         The Partnership leases its land and buildings to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Some of the leases are classified as operating leases and some of the leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of the majority of these leases are operating leases. Substantially all leases are for 14 to 20 years and provide for minimum and contingent rentals. In addition, the tenant pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to five successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:

                                          1997                   1996
                                       -----------            -----------

                  Land                 $12,269,964            $12,269,964
                  Buildings             13,746,182             13,746,182
                                       -----------            -----------
                                        26,016,146             26,016,146
                  Less accumulated
                    depreciation        (2,455,129)            (1,996,469)
                                       -----------            -----------

                                       $23,561,017            $24,019,677
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

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


3.       Land and Buildings on Operating Leases - Continued:

         Some leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1997, 1996 and 1995, the Partnership recognized $260,223, $296,439 and $269,953, respectively, of such rental income.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1997:

                  1998                           $ 2,584,403
                  1999                             2,592,664
                  2000                             2,592,664
                  2001                             2,601,669
                  2002                             2,650,408
                  Thereafter                      19,991,002
                                                 -----------

                                                 $33,012,810

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at December 31:

                                                 1997              1996
                                             ------------      ------------

                  Minimum lease payments
                    receivable               $ 13,834,907      $ 14,744,153
                  Estimated residual
                    values                      2,144,114         2,144,114
                  Less unearned income         (9,367,360)      (10,201,900)
                                             ------------      ------------

                  Net investment in
                    direct financing
                    leases                   $  6,611,661      $  6,686,367
                                             ============      ============

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


4.       Net Investment in Direct Financing Leases - Continued:

         The following is a schedule of future minimum lease payments to be received on the direct financing leases at December 31, 1997:

                  1998                         $   921,552
                  1999                             921,552
                  2000                             921,552
                  2001                             921,552
                  2002                             926,847
                  Thereafter                     9,221,852
                                               -----------

                                               $13,834,907

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

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


5.       Investment in Joint Ventures - Continued:

         Ashland Joint Venture, Des Moines Real Estate Joint Venture and the Partnership and affiliates, as tenants-in-common, each own and lease one property to an operator of national fast-food restaurants. The following presents the joint ventures' combined, condensed financial information at December 31:

                                               1997             1996
                                            ----------       -----------

                  Land and buildings on
                    operating leases,
                    less accumulated
                    depreciation            $3,511,507       $2,152,524
                  Cash                             621              722
                  Receivables                   21,638               -
                  Prepaid expenses               6,939            6,606
                  Accrued rental income         99,429           59,917
                  Liabilities                      466              343
                  Partners' capital          3,639,668        2,219,426
                  Revenues                     430,923          239,454
                  Net income                   334,962          169,376

         The Partnership recognized income totalling $236,103, $118,211 and $118,384 for the years ended December 31, 1997, 1996 and 1995, respectively, from these joint ventures.

6.       Restricted Cash:

         As of December 31, 1996, the net sales proceeds of $1,044,750 from the sale of the property in Philadelphia, Pennsylvania, plus accrued interest of $3,072, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property. In January 1997 these proceeds were reinvested in a Black-eyed Pea property in Corpus Christi, Texas, as tenants-in-common with an affiliate of the general partners (see Note
         5).

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


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

         During the years ended December 31, 1997, 1996 and 1995, the Partnership declared distributions to the limited partners of $3,500,024, $3,540,024 and $3,540,023, respectively. No distributions have been made to the general partners to date.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


8.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                            1997                1996               1995
                                                         ----------          ----------         -------
                  Net income for finan-
                    cial reporting
                    purposes                             $3,295,079          $3,464,705         $3,202,176

                  Depreciation for tax
                    reporting purposes
                    in excess of
                    depreciation for
                    financial reporting
                    purposes                                (43,077)            (39,035)           (37,935)

                  Gain on sale of land
                    and building for
                    financial reporting
                    purposes in excess
                    of gain for tax
                    reporting purposes                           -             (213,685)                -

                  Direct financing
                    leases recorded as
                    operating leases
                    for tax reporting
                    purposes                                 74,706              62,366             55,203

                  Equity  in  earnings  of  unconsolidated  joint  ventures  for financial reporting purposes in excess of equity in earnings of unconsolidated joint ventures for tax
              reporting purposes                            (13,296)               (606)            (7,207)

                  Accrued rental income                    (260,223)           (296,439)          (269,953)

                  Rents paid in advance                      22,436             (19,611)            11,087

                  Minority interests in
                    timing differences
                    of consolidated
                    joint ventures                           14,430              15,933             17,613

                  Other                                     (14,746)             (8,114)            14,237
                                                         ----------          ----------         ----------

                  Net income for federal
                    income tax purposes                  $3,075,309          $2,965,514         $2,985,221
                                                         ==========          ==========         ==========

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


9.       Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the parent company of CNL Fund Advisors, Inc. The other individual general partner, Robert A. Bourne, served as president of CNL Fund Advisors, Inc. through October 1997. CNL Income Fund Advisors, Inc. was a wholly owned subsidiary of CNL Group, Inc. until its merger, effective January 1, 1996, with CNL Fund Advisors, Inc. During the years ended December 31, 1997, 1996 and 1995, CNL Income Fund Advisors, Inc. and CNL Fund Advisors, Inc.
         (hereinafter referred to collectively as the "Affiliates") each performed certain services for the Partnership as described below.

         During the years ended December 31, 1997, 1996 and 1995, certain Affiliates acted as manager of the Partnership's properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay Affiliates a management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Affiliates. The Partnership incurred management fees of $37,974, $37,293 and $36,930 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


9.       Related Party Transactions - Continued:

         During the years ended December 31, 1997, 1996 and 1995, Affiliates provided accounting and administrative services to the Partnership on a day-to-day basis. The Partnership incurred $88,667, $95,845 and $69,156 for the years ended December 31, 1997, 1996 and 1995, respectively, for such services.

         The due to related parties at December 31, 1997 and 1996, totalled $6,648 and $2,121, respectively.

         During 1997, the Partnership and an affiliate of the general partners acquired a property as tenants-in-common for a purchase price of $1,441,057 (of which the Partnership contributed $1,044,750 or 72.50%) from CNL BB Corp., an affiliate of the general partners. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership and the affiliate. The purchase price paid by the Partnership and the affiliate represented the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs.

10.      Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from the unconsolidated joint ventures and the property held as tenants-in-common with an affiliate of the general partners), for at lease one of the years ended December 31:


                                               1997             1996            1995
                                             --------         --------        ------
                  Flagstar Enterprises,
                    Inc., Denny's, Inc.
                    and Quincy's Restau-
                    rants, Inc.              $780,502         $774,347        $785,556
                  Foodmaker, Inc.             768,032          768,032         768,032
                  Burger King Corpora-
                    tion and BK Acqui-
                    sition, Inc.              733,620          712,334         712,334
                  Golden Corral
                    Corporation               538,871          538,355         529,854
                  DenAmerica Corpora-
                    tion                      489,623          381,129              -

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


10.      Concentration of Credit Risk - Continued:

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from the unconsolidated joint ventures and the property held as tenants-in-common with an affiliate of the general partners), for the years ended December 31:


                                          1997                1996                1995
                                       ----------          ----------          ----------
                  Burger King          $1,198,027          $1,271,606          $1,237,483
                  Jack in the Box         768,032             768,032             768,032
                  Denny's                 854,141             747,341             821,011
                  Golden Corral
                    Family
                    Steakhouse
                    Restaurants           538,871             538,355             529,854

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

11.      Commitment:

         During 1996, the Partnership entered into an agreement with an unrelated third party to sell the Burger King property in Nashua, New Hampshire. The general partners believe that the anticipated sales price will exceed the Partnership's cost attributable to the property; however, as of January 16, 1998, the sale had not occurred.

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

         James M. Seneff, Jr., age 51, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, director and Chief Executive Officer since its formation in 1980. CNL Group, Inc. is the parent company of CNL Securities Corp., CNL Investment Company, CNL Fund Advisors, Inc., CNL Real Estate Advisors, Inc. and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc. Mr. Seneff is Chief Executive Officer, and has been a director and registered principal of CNL Securities Corp., which served as the managing dealer in the Partnership's offering of Units, since its formation in 1979. Mr. Seneff also has held the position of President and a director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer and Chairman of the Board of CNL Investment Company, and Chief Executive Officer and Chairman of the Board of Commercial Net Lease Realty, Inc. since 1992, has served as the Chairman of the Board and the Chief Executive Officer of CNL Realty Advisors, Inc. since its inception in 1991 through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., served as Chairman of the Board and Chief Executive Officer of CNL Income Fund Advisors, Inc. since its inception in 1994 through December 31, 1995, has served as a director, Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc. since its inception in 1994, and has held the position of Chief Executive Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in 1990. In addition, Mr. Seneff has served as a director, Chairman of the Board and Chief Executive Officer of CNL American Properties Fund, Inc. since 1994, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Since 1971, Mr. Seneff has been active in the acquisition, development and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 50, is President and Treasurer of CNL Group, Inc., President, a director and a registered principal of CNL Securities Corp., President and a director of CNL Investment Company, and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc., and Chief Investment Officer, Vice Chairman of the Board of Directors, a director and Treasurer of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne served as President of CNL Institutional Advisors, Inc. from the date of its inception through June 30, 1997 and served as President of CNL Fund Advisors, Inc. from the date of its inception through October 1997. Mr. Bourne also has served as a director since 1992, as President from July 1992 to February 1996, as Secretary and Treasurer from February 1996 through December 1997, and since February 1996, served as Vice Chairman of the Board of Directors of Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as a director since its inception in 1991, as President from 1991 to February 1996, as Secretary from February 1996 to July 1996, and since February 1996, served as Treasurer and Vice Chairman of CNL Realty Advisors, Inc. through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with
Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as President and a director of CNL American Properties Fund, Inc. since 1994, and has served as President and a director of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Upon graduation from Florida State University in 1970, where he received a B.A. in Accounting, with honors, Mr. Bourne worked as a certified public accountant and, from September 1971 through December 1978, was employed by Coopers & Lybrand, Certified Public Accountants, where he held the position of tax manager beginning in 1975. From January 1979 until June 1982, Mr. Bourne was a partner in the accounting firm of Cross & Bourne and from July 1982 through January 1987, he was a partner in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner.

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

         CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

         CNL Group, Inc., which is the parent company of CNL Fund Advisors, Inc., was organized in 1980 under the laws of the State of Florida. CNL Group, Inc. is a diversified real estate company which provides a wide range of real estate, development and financial services to companies in the United States through the activities of its subsidiaries. These activities are primarily focused on the franchised restaurant and hospitality industries. James M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Group, Inc.

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

         Curtis B. McWilliams, age 42, joined CNL Fund Advisors, Inc. in April 1997 and currently serves as President of CNL Fund Advisors, Inc. and as Executive Vice President of CNL American Properties Fund, Inc. In addition, Mr. McWilliams serves as Executive Vice President of CNL Group, Inc. and as President of CNL Financial Services, Inc. and certain other subsidiaries of CNL Group, Inc. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch. From January 1991 to August 1996, Mr. McWilliams was a managing director in the corporate banking group of Merrill Lynch's investment banking division. During this time, he was a senior relationship manager with Merrill Lynch and as such was responsible for a number of the firm's larger clients. From February 1990 to February 1993, he also served as co-head of one of the Industrial Banking Groups within Merrill Lynch's investment banking division and had administrative responsibility for a group of bankers and client relationships, including the firm's transportation group. From September 1996 to March 1997, Mr. McWilliams served as Chairman of Merrill Lynch's Private Advisory Services. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 39, is the Chief Operating Officer and Executive Vice President of CNL Fund Advisors, Inc. and CNL American Properties Fund, Inc. and serves as Executive Vice President of CNL American Realty Fund, Inc. and CNL Real Estate Advisors, Inc. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

         Lynn E. Rose, age 49, a certified public accountant, has served as Chief Financial Officer of CNL Group, Inc. since December 1993, has served as Secretary of CNL Group, Inc. since 1987, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, served as a director and Secretary of CNL Realty Advisors, Inc. since its inception in 1991 through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996, Secretary of CNL Income Fund Advisors, Inc. since its inception in 1994 to December 1995, and a director, Secretary and Treasurer of CNL Fund Advisors, Inc. since 1994 and has served as a director, Secretary and Treasurer of CNL Real Estate Advisors, Inc. since January 1997. Ms. Rose also has served as Secretary and Treasurer of CNL American Properties Fund, Inc. since 1994, and has served as Secretary and Treasurer of CNL American Realty Fund, Inc. since 1996. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the management information services, administration, legal compliance, accounting, tenant compliance, and reporting for over 300 corporations, partnerships, and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida. She was licensed as a certified public accountant in 1979.

         Jeanne A. Wall, age 39, has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since November 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. In 1985, Ms. Wall became Vice President of CNL Securities Corp., in 1987, she became Senior Vice President and in July 1997, she became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, partnership administration and investor services for programs offered through participating brokers, and corporate communications for CNL Group, Inc. and Affiliates. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991 through 1997, as Vice President of Commercial Net Lease Realty, Inc. from 1992 through 1997, as Executive Vice President of CNL Fund Advisors, Inc. since 1994, and as Executive Vice President of CNL American Properties Fund, Inc. since 1994. In addition, Ms. Wall has served as Executive Vice President of CNL Real Estate Advisors, Inc. since January 1997 and as Executive Vice President of CNL American Realty Fund, Inc. since 1996. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

         Steven D. Shackelford, age 34, has served as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996 and as Chief Financial Officer of CNL American Properties Fund, Inc. since January 1997. From March 1995 to July 1996, he was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business
Administration   from  Florida  State  University  and  is  a  certified  public accountant.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of February 28, 1998, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of February 28, 1998, the beneficial ownership interests of the General Partners in the Registrant.

                 Title of Class                   Name of Partner                        Percent of Class
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

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1997, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

==========================================================================================================================
                                                                                              Amount Incurred
         Type of Compensation                                                                  For the Year
              and Recipient                       Method of Computation                   Ended December 31, 1997
        -----------------------                   ---------------------                   -----------------------
Reimbursement  to affiliates  for Operating  expenses are  reimbursed  Operating expenses  incurred  operating  expenses  at the lower of cost or 90  percent  on behalf of the Partnership:
                                         of the prevailing rate at which          $83,747
                                         comparable services could have
                                         been obtained in the same
                                         geographic area.  Affiliates of the
                                         General Partners from time to
                                         time incur certain operating
                                         expenses on behalf of the                Accounting and administra-
                                         Partnership for which the                tive services:  $88,667
                                         Partnership reimburses the
                                         affiliates without interest.

Annual management fee to                 One percent of the sum of gross              $37,974
affiliates                               operating revenues from
                                         Properties wholly owned by the
                                         Partnership plus the Partnership's
                                         allocable  share of gross  revenues  of
                                         joint ventures in which the Partnership
                                         is a co-venturer.  The management  fee,
                                         which will not exceed  competitive fees
                                         for  comparable  services  in the  same
                                         geographic  area,  may  or  may  not be
                                         taken,  in  whole  or in part as to any
                                         year,   in  the  sole   discretion   of
                                         affiliates.
==========================================================================================================================


==========================================================================================================================
                                                                                              Amount Incurred
         Type of Compensation                                                                  For the Year
              and Recipient                       Method of Computation                   Ended December 31, 1997
        -----------------------                   ---------------------                   -----------------------
Deferred, subordinated real estate       A deferred, subordinated real               $ - 0 -
disposition fee payable to               estate disposition fee, payable
affiliates                               upon sale of one or more
                                         Properties,  in an amount  equal to the
                                         lesser of (i) one-half of a competitive
                                         real estate  commission,  or (ii) three
                                         percent  of the  sales  price  of  such
                                         Property or Properties. Payment of such
                                         fee shall be made only if affiliates of
                                         the   General    Partners   provide   a
                                         substantial   amount  of   services  in
                                         connection  with the sale of a Property
                                         or Properties and shall be subordinated
                                         to  certain   minimum  returns  to  the
                                         Limited Partners.  However,  if the net
                                         sales  proceeds  are  reinvested  in  a
                                         replacement   Property,  no  such  real
                                         estate disposition fee will be incurred
                                         until such replacement Property is sold
                                         and  the   net   sales   proceeds   are
                                         distributed.

General Partners' deferred, sub-         A deferred, subordinated share             $ - 0 -
ordinated share of Partnership net       equal to one percent of
cash flow                                Partnership distributions of net
                                         cash flow, subordinated to certain
                                         minimum returns to the Limited
                                         Partners.

General Partners' deferred, sub-         A deferred, subordinated share              $ - 0 -
ordinated share of Partnership net       equal to five percent of
sales proceeds from a sale or            Partnership distributions of such
sales                                    net sales proceeds, subordinated to
                                         certain minimum returns to the
                                         Limited Partners.
==========================================================================================================================

                                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.  Financial Statements

                  Report of Independent Accountants

                  Balance Sheets at December 31, 1997 and 1996

                  Statements of Income for the years ended December 31, 1997, 1996 and 1995

                  Statements of Partners' Capital for the years ended December 31, 1997, 1996 and 1995

                  Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

                  Notes to Financial Statements

         2.  Financial Statement Schedule

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 1997

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                  Depreciation at December 31, 1997

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

                  27       Financial Data Schedule (Filed herewith.)

         (b) The Registrant filed no reports on Form 8-K during the period October 1, 1997 through December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March, 1998.

                           CNL INCOME FUND XI, LTD.

                           By:    CNL REALTY CORPORATION
                                  General Partner

                                  /s/ Robert A. Bourne
                                  ---------------------------
                                  ROBERT A. BOURNE, President


                           By:    ROBERT A. BOURNE
                                  General Partner

                                  /s/ Robert A. Bourne
                                  --------------------------
                                  ROBERT A. BOURNE


                           By:    JAMES M. SENEFF, JR.
                                  General Partner

                                  /s/ James M. Seneff, Jr.
                                  --------------------------
                                  JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

==========================================================================================================================
               Signature                                  Title                                    Date
/s/ Robert A. Bourne                     President, Treasurer and Director        March 13, 1998
-------------------------               (Principal Financial and
Robert A. Bourne                         Accounting Officer)



/s/ James M. Seneff, Jr.                 Chief Executive Officer and              March 13, 1998
-------------------------                Director (Principal Executive
James M. Seneff, Jr.                     Officer)


==========================================================================================================================

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1997



                                                                                                Costs Capitalized
                                                                                                    Subsequent
                                                                          Initial Cost             To Acquisition
                                                                            Buildings
                                          Encum-                              and             Improve-      Carrying
                                         brances           Land           Improvements         ments         Costs
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Burger King Restaurants:
      Amesbury, Massachusetts                 -         $   359,458        $   791,913       $       -       $    -
      Bloomfield, Connecticut                 -             266,685            555,656               -            -
      Columbus, Ohio                          -             220,496            629,855               -            -
      East Detroit, Michigan                  -             305,813            508,386               -            -
      Gonzales, Louisiana                     -             362,073            575,454               -            -
      Nashua, New Hampshire                   -             662,538            639,876               -            -
      Denver, Colorado                        -             438,756                 -                -            -
      Columbus, Ohio                          -             399,679            363,795               -            -
      Dayton, Ohio                            -             472,964            441,860               -            -
      Lawrence, Kansas                        -             321,505            411,353               -            -
      Roswell, New Mexico                     -             205,379            461,219               -            -

    Denny's Restaurants:
      Orlando, Florida                        -             627,065                 -                -            -
      Abilene, Texas                          -             274,220                 -                -            -
      Wadsworth, Ohio                         -             187,368                 -           308,741           -
      Avon, Colorado                          -             755,815                 -           569,297           -
      Ocean Springs, Mississippi              -             303,267                 -                -            -

    Golden Corral Family
      Steakhouse Restaurants:
        McAllen, Texas                        -             649,484            947,085               -            -
        Midwest City, Oklahoma                -             506,420            975,640               -            -
        Oklahoma City, Oklahoma               -             650,655            975,170               -            -

    Hardee's Restaurants:
      Dothan, Alabama                         -             275,791                 -                -            -
      Huntersville, North Carolina            -             308,894                 -                -            -
      North Augusta, South Carolina           -             201,056                 -                -            -

    Jack in the Box Restaurants:
      Houston, Texas                          -             475,618            447,374               -            -
      Houston, Texas                          -             350,115            607,530               -            -
      Houston, Texas                          -             362,591            582,149               -            -
      Kingswood, Texas                        -             373,894            544,539               -            -
      Rockwall, Texas                         -             348,497            652,932               -            -
      Sacramento, California                  -             500,623            524,823               -            -
      Show Low, Arizona                       -             185,602            503,343               -            -

    KFC Restaurant:
      Deming, New Mexico                      -             150,455                 -                -            -




                                                                                                                         Life
                                                                                                                       on Which
                   Gross Amount at Which Carried                                                                      Depreciation
                        at Close of Period (c)                                                                        in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
          Land             Improvements           Total           Depreciation       struction       Acquired          Computed
       -----------         ------------        -----------        ------------       ---------       --------        ----------





       $   359,458          $   791,913        $ 1,151,371          $  145,437          1982           06/92            (b)
           266,685              555,656            822,341             102,048          1990           06/92            (b)
           220,496              629,855            850,351             115,675          1987           06/92            (b)
           305,813              508,386            814,199              93,367          1987           06/92            (b)
           362,073              575,454            937,527             105,684          1989           06/92            (b)
           662,538              639,876          1,302,414             117,515          1977           06/92            (b)
           438,756                (f)              438,756                  -           1992           06/92            (d)
           399,679              363,795            763,474              64,686          1982           09/92            (b)
           472,964              441,860            914,824              77,436          1987           09/92            (b)
           321,505              411,353            732,858              72,090          1982           09/92            (b)
           205,379              461,219            666,598              80,829          1986           09/92            (b)


           627,065                   (f)           627,065                  -           1992           06/92            (d)
           274,220                   (f)           274,220                  -           1992           07/92            (d)
           187,368              308,741            496,109              42,985          1992           09/92            (g)
           755,815              569,297          1,325,112              93,531          1993           09/92            (b)
           303,267                   (f)           303,267                  -           1992           09/92            (d)



           649,484              947,085          1,596,569             174,886          1992           06/92            (b)
           506,420              975,640          1,482,060             180,159          1992           06/92            (b)
           650,655              975,170          1,625,825             182,833          1992           05/92            (b)


           275,791                   (f)           275,791                  -           1992           09/92         (d)
           308,894                   (f)           308,894                  -           1992           09/92         (d)
           201,056                   (f)           201,056                  -           1992           09/92         (d)


           475,618              447,374            922,992              78,566          1992           09/92            (b)
           350,115              607,530            957,645             106,692          1992           09/92            (b)
           362,591              582,149            944,740             102,235          1992           09/92            (b)
           373,894              544,539            918,433              95,630          1992           09/92            (b)
           348,497              652,932          1,001,429             114,666          1992           09/92            (b)
           500,623              524,823          1,025,446              92,168          1992           09/92            (b)
           185,602              503,343            688,945              88,395          1992           09/92            (b)


           150,455                   (f)            150,455                 -           1993           09/92         (d)

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 1997



                                                                                                                Costs Capitalized
                                                                                                                    Subsequent
                                                               Initial Cost                        To Acquisition
                                                                            Buildings
                                          Encum-                              and             Improve-      Carrying
                                          brances           Land           Improvements         ments         Costs
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
                                                         ===========        ===========       ==========      ======

Property in Which the Partnership has
  a 72.5% Interest as Tenants-in-Common
  and has Invested in Under an Operating
  Lease:

    Black-Eyed Pea Restaurant:
      Corpus Christi, Texas                    -         $   715,052        $   726,005       $       -       $    -
                                                         ===========        ===========       ==========      ======

Properties the Partnership
  has Invested in Under
  Direct Financing Leases:

    Burger King Restaurant:
      Denver, Colorado                         -         $        -         $        -        $  403,692      $    -

    Denny's Restaurants:
      Orlando, Florida                         -                  -                  -           696,187           -
      Abilene, Texas                           -                  -                  -           534,519           -
      Kent, Ohio                               -             101,488            421,645               -            -
      Cullman, Alabama                         -             191,016            577,043               -            -
      Ocean Springs, Mississippi               -                  -             324,225               -            -

    Hardee's Restaurants:
      Dothan, Alabama                          -                  -             407,368               -            -
      Laurens, South Carolina (h)              -             170,905            537,361               -            -
      Huntersville, North Carolina             -                  -             465,665               -            -
      North Augusta, South Carolina            -                  -             457,712               -            -
      Old Fort, North Carolina                 -             100,413            457,747               -            -




                                                                                                                         Life
                                                                                                                       on Which
                  Gross Amount at Which Carried                                                                      Depreciation
                      at Close of Period (c)                                                                          in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
          Land             Improvements           Total           Depreciation       struction       Acquired          Computed
       -----------         ------------        -----------        ------------       ---------       --------        ----------

           359,532              (f)                359,532                 -            1992           09/92         (d)
           407,656              728,192          1,135,848             127,616          1992           09/92            (b)
       -----------          -----------        -----------          ----------

       $12,269,964          $13,746,182        $26,016,146          $2,455,129
       ===========          ===========        ===========          ==========







       $   322,726          $   791,658        $ 1,114,384          $  137,506          1992           10/92            (b)
       ===========          ===========        ===========          ==========







       $   293,478          $   997,104        $ 1,290,582          $  174,562          1987           10/92            (b)
       ===========          ===========        ===========          ==========







       $   715,052          $   726,005        $ 1,441,057          $   22,448          1992           01/97            (b)
       ===========          ===========        ===========          ==========






                -                    (f)                  (f)                 (d)           1992            06/92         (d)


                -                    (f)                  (f)                 (d)           1992            06/92         (d)
                -                    (f)                  (f)                 (d)           1992            07/92         (d)
                (f)                  (f)                  (f)                 (e)           1987            07/92         (e)
                (f)                  (f)                  (f)                 (e)           1992            09/92         (e)
                -                    (f)                  (f)                 (d)           1992            09/92         (d)


                -                    (f)                  (f)                 (d)           1992            09/92         (d)
                (f)                  (f)                  (f)                 (e)           1992            09/92         (e)
                -                    (f)                  (f)                 (d)           1992            09/92         (d)
                -                    (f)                  (f)                 (d)           1992            09/92         (d)
                (f)                  (f)                  (f)                 (e)           1992            09/92         (e)


                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 1997



                                                                                          Costs Capitalized
                                                                                              Subsequent
                                                           Initial Cost                     To Acquisition
                                                                     Buildings
                                    Encum-                              and             Improve-      Carrying
                                   brances           Land           Improvements         ments         Costs
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
                                                  ===========        ===========       ==========      ======



                                                                                                                         Life
                                                                                                                       on Which
                                        Gross Amount at Which Carried                                                Depreciation
                                                 at Close of Period (c)                                                in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
          Land             Improvements           Total           Depreciation       struction       Acquired          Computed
       -----------         ------------        -----------        ------------       ---------       --------        ----------

                -               (f)                  (f)                 (d)             1993           09/92               (d)


                -               (f)                  (f)                 (d)             1992           09/92               (d)

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1997



(a) Transactions in real estate and accumulated depreciation during 1997, 1996 and 1995, are summarized as follows:

                                                                                    Accumulated
                                                                    Cost           Depreciation
                    Properties the Partnership
                      has Invested in Under
                      Operating Leases:

                        Balance, December 31, 1994              $26,955,605          $1,125,573
                        Depreciation expense                             -              479,226
                                                                -----------          ----------

                        Balance, December 31, 1995               26,955,605           1,604,799
                        Dispositions                               (939,459)            (84,528)
                        Depreciation expense                             -              476,198
                                                                -----------          ----------

                        Balance, December 31, 1996               26,016,146           1,996,469
                        Depreciation expense                             -              458,660
                                                                -----------          ----------

                        Balance, December 31, 1997              $26,016,146          $2,455,129
                                                                ===========          ==========


                    Property of Joint  Venture
                      in Which the  Partnership
                      has a 76.6% Interest and has
                      Invested  in Under an  Operating
                      Lease:

                        Balance, December 31, 1994              $ 1,114,384          $   58,341
                        Depreciation expense                             -               26,388
                                                                -----------          ----------

                        Balance, December 31, 1995                1,114,384              84,729
                        Depreciation expense                             -               26,388
                                                                -----------          ----------

                        Balance, December 31, 1996                1,114,384             111,117
                        Depreciation expense                             -               26,389
                                                                -----------          ----------

                        Balance, December 31, 1997              $ 1,114,384          $  137,506
                                                                ===========          ==========

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1997



                                                                                      Accumulated
                                                                       Cost           Depreciation
                    Property of Joint  Venture
                     in Which the Partnership has a
                      62.16% Interest and has
                      Invested in Under an  Operating
                      Lease:

                        Balance, December 31, 1994                 $ 1,290,582          $   74,851
                        Depreciation expense                                -               33,237
                                                                   -----------          ----------

                        Balance, December 31, 1995                   1,290,582             108,088
                        Depreciation expense                                -               33,237
                                                                   -----------          ----------

                        Balance, December 31, 1996                   1,290,582             141,325
                        Depreciation expense                                -               33,237
                                                                   -----------          ----------

                        Balance, December 31, 1997                 $ 1,290,582          $  174,562
                                                                   ===========          ==========


                    Property of Joint Venture
                      in Which the Partnership
                      has a 72.5% Interest and
                      has Invested in Under an
                      Operating Lease:

                        Balance, December 31, 1996                 $        -           $       -
                        Acquisitions                                 1,441,057                  -
                        Depreciation expense                                -               22,448
                                                                   -----------          ----------

                        Balance, December 31, 1997                 $ 1,441,057          $   22,448
                                                                   ===========          ==========


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 1997, the aggregate cost of the Properties owned by the Partnership and its consolidated joint ventures, and the unconsolidated joint ventures for federal income tax purposes was $32,903,294 and $3,449,716, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1997


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

        27        Financial Data Schedule (Filed herewith.)