Form 10-Q
period 1998-03-31
CNL INCOME FUND XI LTD
filed 1998-05-08
CIK 879980

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998
                           --------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to


                             Commission file number
                                     0-21560


                            CNL Income Fund XI, Ltd.
             (Exact name of registrant as specified in its charter)


          Florida                           59-3078854
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                             32801
----------------------------           -----------------
(Address of principal                       (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                     (407) 422-1574


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

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                 March 31,        December 31,
            ASSETS                                 1998               1997
                                                -----------       -----------

Land and buildings on operating
  leases, less accumulated
  depreciation of $2,569,794 and
  $2,455,129                                    $23,446,352      $23,561,017
Net investment in direct financing
  leases                                          6,588,334        6,611,661
Investment in joint ventures                      2,541,028        2,567,786
Cash and cash equivalents                         1,403,251        1,272,386
Receivables                                          47,517          119,575
Prepaid expenses                                     18,066           13,363
Accrued rental income                             1,549,184        1,517,726
Other assets                                        122,024          122,024
                                                -----------      -----------

                                                $35,715,756      $35,785,538
                                                ===========      ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                $    11,381      $     6,508
Escrowed real estate taxes payable                   20,033           19,410
Distributions payable                               915,006          875,006
Due to related parties                                5,155            6,648
Rents paid in advance and deposits                  115,706           68,333
                                                -----------      -----------
    Total liabilities                             1,067,281          975,905

Minority interests                                  499,293          501,401

Partners' capital                                34,149,182       34,308,232
                                                -----------      -----------

                                                $35,715,756      $35,785,538
                                                ===========      ===========





            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                       Quarter Ended
                                                          March 31,
                                                   1998             1997
                                                ----------       -------

Revenues:
  Rental income from operating leases           $  675,491       $  675,694
  Earned income from direct financing
    leases                                         207,060          211,817
  Contingent rental income                          19,768           24,643
  Interest and other income                         12,405           15,455
                                                ----------       ----------
                                                   914,724          927,609
                                                ----------       ----------

Expenses:
  General operating and administrative              29,458           33,860
  Professional services                              4,952            6,459
  Management fees to related parties                 9,342            9,999
  State and other taxes                             23,334           23,723
  Depreciation and amortization                    114,665          115,165
                                                ----------       ----------
                                                   181,751          189,206
                                                ----------       ----------

Income Before Minority Interests in
  Income of Consolidated Joint
  Ventures and Equity in Earnings of
  Unconsolidated Joint Ventures                    732,973          738,403

Minority Interests in Income of
  Consolidated Joint Ventures                      (17,018)         (17,202)

Equity in Earnings of Unconsolidated
  Joint Ventures                                    40,001           46,804
                                                ----------       ----------

Net Income                                      $  755,956       $  768,005
                                                ==========       ==========

Allocation of Net Income:
  General partners                              $    7,560       $    7,680
  Limited partners                                 748,396          760,325
                                                ----------       ----------

                                                $  755,956       $  768,005
                                                ==========       ==========

Net Income Per Limited Partner Unit             $     0.19       $     0.19
                                                ==========       ==========

Weighted Average Number of Limited
  Partner Units Outstanding                      4,000,000        4,000,000
                                                ==========       ==========







            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                             Quarter Ended       Year Ended
                                               March 31,        December 31,
                                                 1998               1997
                                             -------------      ------------

General partners:
  Beginning balance                           $   176,232      $   143,281
  Net income                                        7,560           32,951
                                              -----------      -----------
                                                  183,792          176,232
                                              -----------      -----------

Limited partners:
  Beginning balance                            34,132,000       34,369,896
  Net income                                      748,396        3,262,128
  Distributions ($0.23 and $0.88
    per limited partner unit,
    respectively)                                (915,006)      (3,500,024)
                                              -----------      -----------
                                               33,965,390       34,132,000
                                              -----------      -----------

Total partners' capital                       $34,149,182      $34,308,232
                                              ===========      ===========




            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                           Quarter Ended
                                                             March 31,
                                                       1998          1997
                                                   -----------    -------

Increase (Decrease) in Cash and
  Cash Equivalents:

    Net Cash Provided by Operating
      Activities                                   $ 1,024,997    $ 1,000,098
                                                   -----------    -----------

    Cash Flows from Investing
      Activities:
        Investment in joint ventures                        -      (1,044,750)
        Decrease in restricted cash                         -       1,044,750
                                                   -----------    -----------
            Net cash provided by
              investing activities                          -              -
                                                   -----------    ----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                                    (875,006)      (915,006)
        Distributions to holders
          of minority interests                        (19,126)       (18,313)
                                                   -----------    -----------
            Net cash used in
              financing activities                    (894,132)      (933,319)
                                                   -----------    -----------

Net Increase in Cash and Cash
  Equivalents                                          130,865         66,779

Cash and Cash Equivalents at
  Beginning of Quarter                               1,272,386      1,225,860
                                                   -----------    -----------

Cash and Cash Equivalents at
  End of Quarter                                   $ 1,403,251    $ 1,292,639
                                                   ===========    ===========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and
      unpaid at end of quarter                     $   915,006    $   875,006
                                                   ===========    ===========









            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1998 and 1997


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XI, Ltd. (the "Partnership") for the year ended December 31, 1997.

         The Partnership accounts for its 85 percent interest in Denver Joint Venture and its 77.33% interest in CNL/Airport Joint Venture using the consolidation method. Minority interests represent the minority joint venture partners' proportionate share of equity in the Partnership's consolidated joint ventures. All significant intercompany accounts and transactions have been eliminated.

2.       Commitment:

         During 1996, the Partnership entered into an agreement with an unrelated third party to sell the Burger King property in Nashua, New Hampshire. The general partners believe that the anticipated sales price will exceed the Partnership's cost attributable to the property; however, as of April 30, 1998, the sale had not occurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 20, 1991, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1998, the Partnership owned 39 Properties, including four Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 1998 and 1997, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,024,997 and $1,000,098 for the quarters ended March 31, 1998 and 1997, respectively. The increase in cash from operations for the quarter ended March 31, 1998, is primarily a result of changes in the Partnership's working capital.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 1998, the Partnership had $1,403,251 invested in such short-term investments, as compared to $1,272,386 at December 31, 1997. The funds remaining at March 31, 1998, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, increased to $1,067,281 at March 31, 1998, from $975,905 at December 31, 1997, partially as a result of the Partnership's accruing a special distribution of accumulated, excess operating reserves payable to the limited partners of $40,000 at March 31, 1998. The increase was also partially a result of an increase in rents paid in advance at March 31, 1998. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         During 1996, the Partnership entered into an agreement with an unrelated third party to sell the Burger King Property in Nashua, New Hampshire. The general partners believe that the anticipated sales price will exceed the Partnership's cost attributable to the Property; however, as of April 30, 1998, the sale had not occurred.

         Based on cash from operations, and for the quarter ended March 31, 1998, accumulated excess operating reserves, the Partnership declared distributions to the limited partners of $915,006 and $875,006 for the quarters ended March 31, 1998 and 1997, respectively. This represents distributions of $0.23 and $0.22 per unit. No distributions were made to the general partners for the quarters ended March 31, 1998 and 1997. No amounts distributed to the limited partners for the quarters ended March 31, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the quarters ended March 31, 1998 and 1997, the Partnership and its consolidated joint ventures, Denver Joint Venture and CNL/Airport Joint Venture, owned and leased 36 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1998 and 1997, the Partnership, Denver Joint Venture and CNL/Airport Joint Venture earned $882,551 and $887,511, respectively, in rental income from operating leases and earned income from direct financing leases. In addition, during the quarters ended March 31, 1998 and 1997, the Partnership earned $19,768 and $24,643, respectively, in contingent rental income.

         In addition, for the quarters ended March 31, 1998 and 1997, the Partnership owned and leased two Properties indirectly through other joint venture arrangements and owned and leased one Property with an affiliate as tenants-in-common. In connection therewith, during the quarters ended March 31, 1998 and 1997, the Partnership earned $40,001 and $46,804, respectively, attributable to net income earned by unconsolidated joint ventures. Net income earned by joint ventures decreased during the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, due to Ashland Joint Venture adjusting estimated contingent rental amounts accrued at December 31, 1997, to actual amounts during the quarter ended March 31, 1998.

         Operating expenses, including depreciation and amortization expense, were $181,751 and $189,206 for the quarters ended March 31, 1998 and 1997, respectively.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 8th day of May, 1998.


                           CNL INCOME FUND XI, LTD.

                           By: CNL REALTY CORPORATION
                                General Partner


                                 By:  /s/ James M. Seneff, Jr.
                                      -------------------------------
                                      JAMES M. SENEFF, JR.
                                      Chief Executive Officer
                                      (Principal Executive Officer)


                                 By:  /s/ Robert A. Bourne
                                      --------------------------------
                                      ROBERT A. BOURNE
                                      President and Treasurer
                                      (Principal Financial and
                                       Accounting Officer)