Form 10-Q
period 1998-06-30
CNL INCOME FUND XI LTD
filed 1998-08-11
CIK 879980

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                            -------------------------

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

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                               June 30,        December 31,
            ASSETS                               1998              1997
                                              -----------      --------

Land and buildings on operating
  leases, less accumulated
  depreciation of $2,684,459 and
  $2,455,129                                  $23,331,687       $23,561,017
Net investment in direct financing
  leases                                        6,564,290         6,611,661
Investment in joint ventures                    2,535,467         2,567,786
Cash and cash equivalents                       1,485,806         1,272,386
Receivables, less allowance for
  doubtful accounts of $195 in 1998                28,999           119,575
Prepaid expenses                                   17,041            13,363
Accrued rental income                           1,580,642         1,517,726
Other assets                                      122,024           122,024
                                              -----------       -----------

                                              $35,665,956       $35,785,538
                                              ===========       ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                              $     4,901       $     6,508
Escrowed real estate taxes payable                 16,399            19,410
Distributions payable                             875,006           875,006
Due to related parties                              5,996             6,648
Rents paid in advance and deposits                117,461            68,333
                                              -----------       -----------
    Total liabilities                           1,019,763           975,905

Commitment (Note 2)

Minority interests                                500,495           501,401

Partners' capital                              34,145,698        34,308,232
                                              -----------       -----------

                                              $35,665,956       $35,785,538
                                              ===========       ===========



            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                            Quarter Ended                       Six Months Ended
                                                               June 30,                            June 30,
                                                     1998             1997               1998              1997
                                                  ----------       ----------         ----------        -------
Revenues:
  Rental income from
    operating leases                              $  675,491       $  675,491         $1,350,982        $1,351,185
  Earned income from direct
    financing leases                                 206,345          208,934            413,405           420,751
  Contingent rental income                            42,996           44,440             62,764            69,083
  Interest and other income                           85,643           12,001             98,048            27,456
                                                  ----------       ----------         ----------        ----------
                                                   1,010,475          940,866          1,925,199         1,868,475
                                                  ----------       ----------         ----------        ----------

Expenses:
  General operating and
    administrative                                    44,999           40,998             74,457            74,858
  Professional services                                9,241           10,946             14,193            17,405
  Management fees to
    related parties                                    9,710            8,249             19,052            18,248
  State and other taxes                                1,036            2,056             24,370            25,779
  Depreciation and
    amortization                                     114,665          114,754            229,330           229,919
                                                  ----------       ----------         ----------        ----------
                                                     179,651          177,003            361,402           366,209
                                                  ----------       ----------         ----------        ----------

Income Before Minority
  Interests in Income of
  Consolidated Joint
  Ventures and Equity in
  Earnings of Unconsoli-
  dated Joint Ventures                               830,824          763,863          1,563,797         1,502,266

Minority Interests in
  Income of Consolidated
  Joint Ventures                                     (16,906)         (17,396)           (33,924)          (34,598)

Equity in Earnings of
  Unconsolidated Joint
  Ventures                                            57,604           58,359             97,605           105,163
                                                  ----------       ----------         ----------        ----------

Net Income                                        $  871,522       $  804,826         $1,627,478        $1,572,831
                                                  ==========       ==========         ==========        ==========

Allocation of Net Income:
  General partners                                $    8,715       $    8,048         $   16,275        $   15,728
  Limited partners                                   862,807          796,778          1,611,203         1,557,103
                                                  ----------       ----------         ----------        ----------

                                                  $  871,522       $  804,826         $1,627,478        $1,572,831
                                                  ==========       ==========         ==========        ==========

Net Income Per Limited
  Partner Unit                                    $     0.22       $     0.20         $     0.40        $     0.39
                                                  ==========       ==========         ==========        ==========

Weighted Average Number
  of Limited Partner Units
  Outstanding                                      4,000,000        4,000,000          4,000,000         4,000,000
                                                  ==========       ==========         ==========        ==========



            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                       Six Months Ended          Year Ended
                                           June 30,             December 31,
                                             1998                   1997
                                       ----------------         --------

General partners:
  Beginning balance                      $   176,232           $   143,281
  Net income                                  16,275                32,951
                                         -----------           -----------
                                             192,507               176,232
                                         -----------           -----------

Limited partners:
  Beginning balance                       34,132,000            34,369,896
  Net income                               1,611,203             3,262,128
  Distributions ($0.45 and $0.88
    per limited partner unit,
    respectively)                         (1,790,012)           (3,500,024)
                                         -----------           -----------
                                          33,953,191            34,132,000
                                         -----------           -----------

Total partners' capital                  $34,145,698           $34,308,232
                                         ===========           ===========



            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                    Six Months Ended
                                                        June 30,
                                                 1998              1997
                                             -----------        -----------

Increase (Decrease) in Cash and
  Cash Equivalents:

    Net Cash Provided by Operating
      Activities                             $ 2,038,262        $ 1,792,914
                                             -----------        -----------

    Cash Flows from Investing
      Activities:
        Investment in joint ventures                  -          (1,044,750)
        Decrease in restricted cash                   -           1,044,750
                                             -----------        -----------
            Net cash provided by
              investing activities                    -                  -
                                             -----------        ----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                            (1,790,012)        (1,790,012)
        Distributions to holders
          of minority interests                  (34,830)           (29,095)
                                             -----------        -----------
            Net cash used in
              financing activities            (1,824,842)        (1,819,107)
                                             -----------        -----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                               213,420            (26,193)

Cash and Cash Equivalents at
  Beginning of Period                          1,272,386          1,225,860
                                             -----------        -----------

Cash and Cash Equivalents at
  End of Period                              $ 1,485,806        $ 1,199,667
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

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1998 and 1997


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

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

         The general partners are in the process of analyzing the effects of the consensus reached by the Financial Accounting Standards Board in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods," issued in May 1998. The general partners do not expect that the conclusions reached in this consensus will have a material effect on the Partnership's financial position or results of operations.

2.       Commitment:

         During 1996, the Partnership entered into an agreement with an unrelated third party to sell the Burger King property in Nashua, New Hampshire. The general partners believe that the anticipated sales price will exceed the Partnership's cost attributable to the property; however, as of July 22, 1998, the sale had not occurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 20, 1991, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1998, the Partnership owned 39 Properties, including four Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 1998 and 1997, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,038,262 and $1,792,914 for the six months ended June 30, 1998 and 1997, respectively. The increase in cash from operations for the six months ended June 30, 1998, is primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1998, the Partnership had $1,485,806 invested in such short-term investments, as compared to $1,272,386 at December 31, 1997. The funds remaining at June 30, 1998, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, increased to $1,019,763 at June 30, 1998, from $975,905 at December 31, 1997, partially as a result of an increase in rents paid in advance at June 30, 1998, as compared to December 31, 1997. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         During 1996, the Partnership entered into an agreement with an unrelated third party to sell the Burger King Property in Nashua, New Hampshire. The general partners believe that the anticipated sales price will exceed the Partnership's cost attributable to the Property; however, as of July 22, 1998, the sale had not occurred.

         Based on cash from operations, and for the six months ended June 30, 1998, accumulated excess operating reserves, the Partnership declared distributions to the limited partners of $1,790,012 and $1,750,012 for the six months ended June 30, 1998 and 1997, respectively ($875,006 for each of the quarters ended June 30, 1998 and 1997). This represents distributions of $0.45 and $0.44 per unit for the six months ended June 30, 1998 and 1997, respectively ($0.22 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 1998 and 1997. No amounts distributed to the limited partners for the six months ended June 30, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the six months ended June 30, 1998 and 1997, the Partnership and its consolidated joint ventures, Denver Joint Venture and CNL/Airport Joint Venture, owned and leased 36 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1998 and 1997, the Partnership, Denver Joint Venture and CNL/Airport Joint Venture earned $1,764,387 and $1,771,936, respectively, in rental income from operating leases and earned income from direct financing leases, $881,836 and $884,425 of which was earned during the quarters ended June 30, 1998 and 1997, respectively. In addition, during the six months ended June 30, 1998 and 1997, the Partnership earned $62,764 and $69,083, respectively, in contingent rental income, $42,996 and $44,440 of which was earned during the quarters ended June 30, 1998 and 1997, respectively.

         In addition, for the six months ended June 30, 1998 and 1997, the Partnership owned and leased two Properties indirectly through other joint venture arrangements and owned and leased one Property with an affiliate as tenants-in-common. In connection therewith, during the six months ended June 30, 1998 and 1997, the Partnership earned $97,605 and $105,163, respectively, attributable to net income earned by unconsolidated joint ventures, $57,604 and $58,359 of which was earned during the quarters ended June 30, 1998 and 1997, respectively. Net income earned by joint ventures decreased during the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, due to Ashland Joint Venture adjusting estimated contingent rental amounts accrued at December 31, 1997, to actual amounts billed during the six months ended June 30, 1998.

         During the six months ended June 30, 1998 and 1997, the Partnership earned $98,048 and $27,456, respectively, in interest and other income, $85,643 and $12,001 of which was earned during the quarters ended June 30, 1998 and 1997, respectively. The increase in interest and other income during the quarter and six months ended June 30, 1998, was primarily attributable to the Partnership collecting and recognizing $60,000 in other income as a result of executing an amendment to a purchase and sale agreement with a third party to extend the closing date for the Burger King Property located in Nashua, New Hampshire. In accordance with the terms of the amendment, the Partnership was deemed to have earned the $60,000 upon execution of the amendment to extend the closing date of this Property.

         Operating expenses, including depreciation and amortization expense, were $361,402 and $366,209 for the six months ended June 30, 1998 and 1997, respectively, $179,651 and $177,003 of which were incurred during the quarters ended June 30, 1998 and 1997, respectively.

         The general partners are in the process of analyzing the effects of the consensus reached by the Financial Accounting Standards Board in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods," issued in May 1998. The general partners do not expect that the conclusions reached in this consensus will have a material effect on the Partnership's financial position or results of operations.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 10th day of August, 1998.


                            CNL INCOME FUND XI, LTD.

                            By: CNL REALTY CORPORATION
                                General Partner


                              By:  /s/ James M. Seneff, Jr.
                                   ------------------------------
                                       JAMES M. SENEFF, JR.
                                       Chief Executive Officer
                                       (Principal Executive Officer)


                              By:  /s/ Robert A. Bourne
                                   -------------------------------
                                       ROBERT A. BOURNE
                                       President and Treasurer
                                       (Principal Financial and
                                       Accounting Officer)