Form 10-Q
period 1998-09-30
CNL INCOME FUND XI LTD
filed 1998-11-13
CIK 879980

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
             -------------------------------------------------------


                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
                ------------------------------------------------


                             Commission file number
                                     0-21560
                          ----------------------------


                            CNL Income Fund XI, Ltd.
     -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Florida                              59-3078854
          (State of other jurisdiction                (I.R.S. Employer
       of incorporation or organization)             Identification No.)


              400 E. South Street
                Orlando, Florida                            32801
    (Address of principal executive offices)             (Zip Code)


        Registrant's telephone number
        (including area code)                         (407) 650-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                    CONTENTS




Part I                                                         Page

    Item 1.  Financial Statements:

       Condensed Balance Sheets                                1

       Condensed Statements of Income                          2

       Condensed Statements of Partners' Capital               3

       Condensed Statements of Cash Flows                      4

       Notes to Condensed Financial Statements                 5-6

    Item 2.  Management's Discussion and Analysis
                  of Financial Condition and
                  Results of Operations                        7-11


Part II

    Other Information                                          12

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                             September 30,            December 31,
                                                                                  1998                    1997
                                                                            -----------------       -----------------
                        ASSETS

Land and buildings on operating leases, less
    accumulated depreciation of $2,799,124
    and $2,455,129                                                                $23,217,022            $23,561,017
Net investment in direct financing leases                                           6,539,506              6,611,661
Investment in joint ventures                                                        2,528,168              2,567,786
Cash and cash equivalents                                                           1,492,088              1,272,386
Receivables, less allowance for doubtful
    accounts of $20,283 in 1998                                                        28,202                119,575
Prepaid expenses                                                                       14,612                 13,363
Accrued rental income                                                               1,607,969              1,517,726
Other assets                                                                          122,024                122,024
                                                                            -----------------       -----------------

                                                                                  $35,549,591            $35,785,538
                                                                            =================       =================


                    LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                              $         4,393         $        6,508
Escrowed real estate taxes payable                                                     24,764                 19,410
Distributions payable                                                                 875,006                875,006
Due to related parties                                                                  5,263                  6,648
Rents paid in advance and deposits                                                     69,832                 68,333
                                                                            -----------------       -----------------
       Total liabilities                                                              979,258                975,905

Minority interest                                                                     501,915                501,401

Partners' capital                                                                  34,068,418             34,308,232
                                                                            -----------------       -----------------

                                                                                  $35,549,591            $35,785,538
                                                                            =================       =================


                 See accompanying notes to financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                           Quarter Ended                     Nine Months Ended
                                                           September 30,                       September 30,
                                                      1998               1997              1998             1997
                                                   ------------       ------------      ------------     ------------
Revenues:
    Rental income from operating
       leases                                        $ 672,887        $   675,491        $2,023,869       $2,026,676
    Earned income from direct financing
       leases                                          195,141            208,391           608,546          629,142
    Contingent rental income                            50,903             46,040           113,667          115,123
    Interest and other income                           16,421             25,999           114,469           53,455
                                                   ------------       ------------      ------------     ------------
                                                       935,352            955,921         2,860,551        2,824,396
                                                   ------------       ------------      ------------     ------------
Expenses:
    General operating and
       administrative                                   43,130             36,804           117,587          111,662
    Professional services                                9,699              6,046            23,892           23,451
    Management fees to related parties                   9,923              9,327            28,975           27,575
    Real estate taxes                                    2,179                 --             2,179               --
    State and other taxes                                   --                 --            24,370           25,779
    Depreciation and amortization                      114,665            114,665           343,995          344,584
                                                   ------------       ------------      ------------     ------------
                                                       179,596            166,842           540,998          533,051
                                                   ------------       ------------      ------------     ------------
Income Before Minority Interest in
    Income of Consolidated Joint
    Ventures and Equity in Earnings of
    Unconsolidated Joint Ventures                      755,756            789,079         2,319,553        2,291,345

Minority Interest in Income of
    Consolidated Joint Ventures                        (16,760 )          (17,628 )         (50,684 )        (52,226 )

Equity in Earnings of Unconsolidated
    Joint Ventures                                      58,730             58,782           156,335          163,945
                                                   ------------       ------------      ------------     ------------

Net Income                                          $  797,726        $   830,233        $2,425,204       $2,403,064
                                                   ============       ============      ============     ============

Allocation of Net Income:
    General partners                                $    7,977        $     8,303        $   24,252       $   24,031
    Limited partners                                   789,749            821,930         2,400,952        2,379,033
                                                   ------------       ------------      ------------     ------------

                                                    $  797,726        $   830,233        $2,425,204       $2,403,064
                                                   ============       ============      ============     ============

Net Income Per Limited Partner Unit                 $     0.20        $      0.21        $     0.60       $     0.59
                                                   ============       ============      ============     ============

Weighted Average Number of Limited
    Partner Units Outstanding                        4,000,000          4,000,000         4,000,000        4,000,000
                                                   ============       ============      ============     ============


                 See accompanying notes to financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL



                                                                   Nine Months Ended              Year Ended
                                                                     September 30,               December 31,
                                                                         1998                        1997
                                                              ----------------------------     ------------------
  General partners:
      Beginning balance                                              $     176,232               $     143,281
      Net income                                                            24,252                      32,951
                                                                   ----------------             ---------------
                                                                           200,484                     176,232
                                                                   ----------------             ---------------
  Limited partners:
      Beginning balance                                                 34,132,000                  34,369,896
      Net income                                                         2,400,952                   3,262,128
      Distributions ($0.67 and
         $0.88 per limited partner
         unit, respectively)                                            (2,665,018 )                (3,500,024 )
                                                                   ----------------             ---------------
                                                                        33,867,934                  34,132,000
                                                                   ----------------             ---------------

  Total partners' capital                                              $34,068,418                 $34,308,232
                                                                   ================             ===============


                 See accompanying notes to financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                              Nine Months Ended
                                                                                September 30,
                                                                         1998                    1997
                                                                    ---------------         ---------------
Increase (Decrease) in Cash and Cash
   Equivalents:

      Net Cash Provided by Operating Activities                       $  2,934,890            $  2,743,042
                                                                   ----------------         ---------------

      Cash Flows from Investing Activities:
         Investment in joint ventures                                           --              (1,044,750 )
         Decrease in restricted cash                                            --               1,044,750
                                                                   ----------------         ---------------
                Net cash provided by investing
                   activities                                                    --                       --
                                                                   ----------------         ---------------

      Cash Flows from Financing Activities:
         Distributions to limited partners                              (2,665,018 )            (2,665,018 )
         Distributions to holders of minority
             interests                                                     (50,170 )               (41,783 )
                                                                   ----------------         ---------------
                Net cash used in financing
                   activities                                           (2,715,188 )            (2,706,801 )
                                                                   ----------------         ---------------

Net Increase in Cash and Cash Equivalents                                  219,702                  36,241

Cash and Cash Equivalents at Beginning
   of Period                                                             1,272,386               1,225,860
                                                                   ----------------         ---------------

Cash and Cash Equivalents at End of
   Period                                                             $  1,492,088            $  1,262,101
                                                                   ================         ===============

Supplemental Schedule of Non-Cash Investing and Financing Activities:

      Land and building under operating lease
         exchanged for land and building under
         operating lease                                             $     850,381           $          --
                                                                   ================         ===============

      Distributions declared and unpaid at end of
         period                                                      $     875,006           $     875,006
                                                                   ================         ===============


                 See accompanying notes to financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1998 and 1997


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

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

         In May 1998, the Financial Accounting Standards Board reached a consensus in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods." Adoption of this consensus did not have a material effect on the Partnership's financial position or results of operations.

2.        Land and Building on Operating Leases:

         In September 1998, the tenant of the property in Columbus, Ohio, exercised its option under the terms of its lease agreement, to exchange one existing property with a replacement property. In conjunction therewith, the Partnership exchanged the Burger King property in Columbus, Ohio, for a Burger King property in Danbury, Connecticut. The lease for the property in Columbus, Ohio, was amended to allow the property in Danbury, Connecticut to continue under the terms of the original lease. All closing costs were paid by the tenant. The Partnership accounted for this as a nonmonetary exchange of similar assets and recorded the acquisition of the property in Danbury, Connecticut at the net book value of the property in Columbus, Ohio. No gain or loss was recognized due to this being accounted for as a nonmonetary exchange of similar assets.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1998 and 1997


3.        Subsequent Event:

         In October  1998,  the  Partnership  sold its  property in Nashua,  New
         Hampshire, to a third party for $1,748,000 and received net sales proceeds of $1,630,296, resulting in a gain of $461,862 for financial reporting purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 20, 1991, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1998, the Partnership owned 39 Properties, which included four Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the nine months ended September 30, 1998 and 1997, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,934,890 and $2,743,042 for the nine months ended September 30, 1998 and 1997, respectively. The increase in cash from operations for the nine months ended September 30, 1998, is primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1998, the Partnership had $1,492,088 invested in such short-term investments, as compared to $1,272,386 at December 31, 1997. The funds remaining at September 30, 1998, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         In October 1998, the Partnership sold its Property in Nashua, New Hampshire, to a third party for $1,748,000 and received net sales proceeds of $1,630,296, resulting in a gain of $461,862 for financial reporting purposes. The Partnership intends to reinvest the net sales proceeds in a replacement Property.

         Total liabilities of the Partnership, including distributions payable, increased to $979,258 at September 30, 1998, from $975,905 at December 31, 1997. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, and for the nine months ended September 30, 1998, accumulated excess operating reserves, the Partnership declared distributions to the limited partners of $2,665,018 and $2,625,018 for the nine months ended September 30, 1998 and 1997, respectively ($875,006 for each of the quarters ended September 30, 1998 and 1997). This represents distributions of $0.67 and $0.66 per unit for the nine months ended September 30, 1998 and 1997, respectively ($0.22 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 1998 and 1997. No amounts distributed to the limited partners for the nine months ended September 30, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The
Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         The general partners have been informed by CNL American Properties Fund, Inc. ("APF"), an affiliate of the general partners, that it intends to significantly increase its asset base by proposing to acquire affiliates of the general partners which have similar restaurant property portfolios, including the Partnership. APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. Accordingly, the general partners anticipate that APF will make an offer to acquire the Partnership in exchange for securities of APF. The general partners have recently retained financial and legal advisors to assist them in evaluating and negotiating any offer that may be proposed by APF. However, at this time, APF has made no such offer. In the event that an offer is made, the general partners will evaluate it and if the general partners believe that the offer is worth pursuing, the general partners will promptly inform the limited partners. Any agreement to sell the Partnership would be subject to the approval of the limited partners in accordance with the terms of the partnership agreement.

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

Results of Operations

         During the nine months ended September 30, 1997, the Partnership and its consolidated joint ventures, Denver Joint Venture and CNL/Airport Joint Venture, owned and leased 36 wholly owned Properties, and during the nine months ended September 30, 1998, the Partnership and its consolidated joint ventures owned and leased 37 wholly owned Properties (including one Property in Columbus, Ohio exchanged for one Property in Danbury, Connecticut), to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1998 and 1997, the Partnership, Denver Joint Venture and CNL/Airport

Joint Venture earned $2,632,415 and $2,655,818, respectively, in rental income from operating leases and earned income from direct financing leases, $868,028 and $883,882 of which was earned during the quarters ended September 30, 1998 and 1997, respectively.

         In addition, for the nine months ended September 30, 1998 and 1997, the Partnership owned and leased two Properties indirectly through other joint venture arrangements and owned and leased one Property with an affiliate as tenants-in-common. In connection therewith, during the nine months ended September 30, 1998 and 1997, the Partnership earned $156,335 and $163,945, respectively, attributable to net income earned by unconsolidated joint ventures, $58,730 and $58,782 of which was earned during the quarters ended September 30, 1998 and 1997, respectively. Net income earned by joint ventures decreased during the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, due to Ashland Joint Venture adjusting estimated contingent rental amounts accrued at December 31, 1997, to actual amounts billed during the nine months ended September 30, 1998.

         During the nine months ended September 30, 1998 and 1997, the Partnership earned $114,469 and $53,455, respectively, in interest and other income, $16,421 and $25,999 of which was earned during the quarters ended September 30, 1998 and 1997, respectively. The increase in interest and other income during the nine months ended September 30, 1998 was primarily attributable to the Partnership collecting and recognizing $60,000 in other income in May 1998, as a result of executing an amendment to a purchase and sale agreement with a third party to extend the closing date for the Burger King Property located in Nashua, New Hampshire. In accordance with the terms of the amendment, the Partnership was deemed to have earned the $60,000 upon execution of the amendment to extend the closing date of this Property. This Property was sold in October 1998, as described above in "Liquidity and Capital Resources."

         Operating expenses, including depreciation and amortization expense, were $540,998 and $533,051 for the nine months ended September 30, 1998 and 1997, respectively, $179,596 and $166,842 of which were incurred during the quarters ended September 30, 1998 and 1997, respectively.

         In May 1998, the Financial Accounting Standards Board reached a consensus in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods." Adoption of this consensus did not have a material effect on the Partnership's financial position or results of operations.

         The Year 2000 problem is the result of information technology systems and embedded systems (products which are made with microprocessor (computer) chips such as HVAC systems, physical security systems and elevators) using a two-digit format, as opposed to four digits, to indicate the year. Such information technology and embedded systems may be unable to properly recognize and process date-sensitive information beginning January 1, 2000.

         The Partnership does not have any information technology systems. Affiliates of the general partners provide all services requiring the use of information technology systems pursuant to a management agreement with the Partnership. The maintenance of embedded systems, if any, at the Partnership's properties is the responsibility of the tenants of the properties in accordance with the terms of the Partnership's leases. The general partners and affiliates have established a team dedicated to reviewing the internal information technology systems used in the operation of the Partnership, and the information technology and embedded systems and the Year 2000 compliance plans of the Partnership's tenants, significant suppliers, financial institutions and transfer agent.

         The information technology infrastructure of the affiliates of the general partners consists of a network of personal computers and servers that were obtained from major suppliers. The affiliates utilize various administrative and financial software applications on that infrastructure to perform the business functions of the Partnership. The inability of the general partners and affiliates to identify and timely correct material Year 2000 deficiencies in the software and/or infrastructure could result in an interruption in, or failure of, certain of the Partnership's business activities or operations. Accordingly, the general partners and affiliates have requested and are evaluating documentation from the suppliers of the affiliates regarding the Year 2000 compliance of their products that are used in the business activities or operations of the Partnership. The costs expected to be incurred by the general partners and affiliates to become Year 2000 compliant will be incurred by the general partners and affiliates; therefore, these costs will have no impact on the Partnership's financial position or results of operations.

         The Partnership has material third party relationships with its tenants, financial institutions and transfer agent. The Partnership depends on its tenants for rents and cash flows, its financial institutions for availability of cash and its transfer agent to maintain and track investor information. If any of these third parties are unable to meet their obligations to the Partnership because of the Year 2000 deficiencies, such a failure may have a material impact on the Partnership. Accordingly, the general partners have requested and are evaluating documentation from the Partnership's tenants, financial institutions, and transfer agent relating to their Year 2000 compliance plans. At this time, the general partners have not yet received sufficient certifications to be assured that the tenants, financial institutions, and transfer agent have fully considered and mitigated any potential material impact of the Year 2000 deficiencies. Therefore, the general partners do not, at this time, know of the potential costs to the Partnership of any adverse impact or effect of any Year 2000 deficiencies by these third parties.

         The general partners currently expect that all year 2000 compliance testing and any necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership will be completed prior to June 30, 1999. Based on the progress the general partners and affiliates have made in identifying and addressing the Partnership's Year 2000 issues and the plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with the Partnership's Year 2000 compliance at this time. Because the general partners and affiliates are still evaluating the status of the systems used in business activities and operations of the Partnership and the systems of the third parties with which the Partnership conducts its business, the general partners have not yet developed a comprehensive contingency plan and are unable to identify "the most reasonably likely worst case scenario" at this time. As the general partners identify significant risks related to the Partnership's Year 2000 compliance or if the Partnership's Year 2000 compliance program's progress deviates substantially from the anticipated timeline, the general partners will develop appropriate contingency plans.

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

Item 4.          Submission of Matters to a Vote of Security Holders.

                      Inapplicable.

Item 5.          Other Information.  Inapplicable.

Item 6.          Exhibits and Reports on Form 8-K.

                 (a)  Exhibits - None.

                 (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  DATED this 11th day of November, 1998.


                           CNL INCOME FUND XI, LTD.

                           By: CNL REALTY CORPORATION
                                 General Partner


                                 By:  /s/ James M. Seneff, Jr.
                                      ------------------------------
                                      JAMES M. SENEFF, JR.
                                      Chief Executive Officer
                                      (Principal Executive Officer)


                                 By:  /s/ Robert A. Bourne
                                      ------------------------------
                                      ROBERT A. BOURNE
                                      President and Treasurer
                                      (Principal Financial and
                                      Accounting Officer)