Form 10-K405
period 1998-12-31
CNL INCOME FUND XI LTD
filed 1999-03-31
CIK 879980

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE  SECURITIES  EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO  SECTION  13  OR  15  (d)  OF  THE  SECURITIES
    EXCHANGE ACT OF 1934

              For the transition period from ________ to _________


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

       Registrant's telephone number, including area code: (407) 650-1000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes X   No
                                      ---     ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of 4,000,000 units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market value for such Units. Each Unit was originally sold at $10 per Unit.

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $35,200,000, and were used to acquire 39 Properties, including interests in four Properties owned by joint ventures in which the Partnership is a co-venturer, and to establish a working capital reserve for Partnership purposes. During the year ended December 31, 1996, the Partnership sold its Property in Philadelphia, Pennsylvania. During January 1997, the Partnership reinvested the net sales proceeds from the sale of the Property in Philadelphia, Pennsylvania in a Black-eyed Pea Property located in Corpus Christi, Texas with an affiliate of the General Partners as tenants-in-common. During 1998, the Partnership sold its Property in Nashua, New Hampshire. As a result of these transactions, as of December 31, 1998, the Partnership owned 38 Properties, including interest in four Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common. In January 1999, the Partnership reinvested a portion of the net sales proceeds from the sale of the Property in Nashua, New Hampshire in a Property in Yelm, Washington. In February 1999, the Partnership invested the remaining net sales proceeds from the sale of the Property in Nashua, New Hampshire in a joint venture arrangement, Portsmouth Joint Venture, with an affiliate of the General Partners. The Partnership leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. APF has agreed to issue shares of its common stock, par value $0.01 per share (the "APF Shares"), as consideration for the Merger. At a special meeting of the partners that is expected to be held in the third quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the Limited Partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. See Item 8. Financial Statements and Supplementary Data -- Note 11. Subsequent Events.

         In the event that the Limited Partners vote against the Merger, the Partnership will hold its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership, the joint ventures in which the Partnership is a co-venturer and the property owned with an affiliate as tenants-in-common provide for initial terms ranging from 14 to 20 years (the average being 18 years) and expire between 2006 and 2016. All leases are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $45,600 to $191,900. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

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

         During 1994, the leases relating to the Properties in Wadsworth and Kent, Ohio were amended to provide for the payment of reduced annual base rent with no scheduled rent increases. However, the lease amendments provided for lower percentage rent breakpoints, as compared to the original lease agreements, a change that was designed to result in higher percentage rent payments at any time that percentage rent became payable. In accordance with a provision in the amendments, as a result of the former tenant assigning the leases to a new tenant during 1998, the rents under the assigned leases reverted back to those required under the original lease agreements.

         In January 1999, the Partnership reinvested the net sales proceeds from the sale of the Property in Nashua, New Hampshire in a Burger King Property located in Yelm, Washington. The lease terms for this Property are substantially the same as the Partnership's other leases, as described above in the first three paragraphs of this section.

         In addition, in February 1999, the Partnership invested the remaining net sales proceeds from the sale of the Property in Nashua, New Hampshire in a joint venture arrangement, Portsmouth Joint Venture, with an affiliate of the General Partners, to purchase and hold one restaurant Property. The lease terms for this Property are substantially the same as the Partnerships other leases as described above, in the first three paragraphs of this section.

Major Tenants

         During 1998, five lessees (or group of affiliated lessees) of the Partnership and its consolidated joint ventures, (i) Golden Corral Corporation,
(ii) Foodmaker, Inc., (iii) Burger King Corporation and BK Acquisition, Inc. (which are affiliated entities under common control) (hereinafter referred to as Burger King Corporation), (iv) Denny's, Inc. and Quincy's Restaurants, Inc. (which are affiliated entities under common control of Advantica Restaurant Group, Inc.) (hereinafter referred to as Advantica Restaurant Group, Inc.), and DenAmerica Corporation each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint ventures, the Partnership's share of rental income from two Properties owned by unconsolidated joint ventures and one Property owned with an affiliate as tenants-in-common). As of December 31, 1998, Golden Corral Corporation was the lessee under leases relating to three restaurants, Foodmaker, Inc. was the lessee under leases relating to eight restaurants, Burger King Corporation was the lessee under leases relating to seven restaurants, Advantica Restaurant Group, Inc. was the lessee under leases relating to five restaurants, and DenAmerica Corporation was the lessee under leases relating to five restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these five lessees (or group of affiliated lessees) each will continue to contribute more than ten percent of the Partnership's total rental income in 1999. In addition, four Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Jack in the Box, Burger King, and Denny's, each accounted for more than ten percent of the Partnership's total rental income during 1998 (including rental income from the Partnership's consolidated joint ventures, the Partnership's share of rental income from two Properties owned by unconsolidated joint ventures and one Property owned with an affiliate as tenants-in-common). In 1999, it is anticipated that these four Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

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

         CNL/Airport Joint Venture, Denver Joint Venture, and Des Moines Real Estate Joint Venture each have an initial term of 20 years and Ashland Joint Venture has an initial term of 30 years and, after the expiration of the initial term, continue in existence from year to year unless terminated at the option of any of the joint venturers or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partners to dissolve the joint venture.

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

         Net cash flow from operations of CNL/Airport Joint Venture, Denver Joint Venture, Ashland Joint Venture, and Des Moines Real Estate Joint Venture is distributed 77.33%, 85 percent, 62.16% and 76.6%, respectively, to the Partnership and the balance is distributed to each of the joint venture partners in accordance with its respective percentage interest in the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

         In addition to the above joint venture agreements, in January 1997, the Partnership entered into an agreement to hold a Black-eyed Pea Property as tenants-in-common with an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. The Partnership owns a 72.58% interest in this Property.

         In addition, in February 1999, the Partnership entered into a joint venture arrangement, Portsmouth, Joint Venture, with an affiliate of the General Partners, to purchase and hold one restaurant Property. The joint venture agreement provides for the Partnership and its joint venture partner to share in all costs and benefits associated with the joint venture in proportion to each partner's percentage interest in the joint venture. The Partnership owns an approximate 43 percent interest in the profits and losses of the joint venture.

Certain Management Services

         CNL Fund Advisors, Inc., an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. Under this agreement, CNL Fund Advisors, Inc. is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Fund Advisors, Inc. also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay CNL Fund Advisors, Inc. an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services.

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

Item 2.  Properties

         As of December 31, 1998, the Partnership owned, either directly or through joint venture arrangements, 38 Properties, located in 20 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

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

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1998 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Golden Corral Corporation leases three Golden Corral restaurants with an initial terms of 15 years (expiring in 2007) and average minimum base annual rent of approximately $166,300 (ranging from approximately $157,300 to $172,400).

         Foodmaker, Inc. leases eight Jack in the Box restaurants with an initial term of 18 years (expiring in 2010) and the average minimum base annual rent is approximately $96,300 (ranging from approximately $70,000 to $113,800).

         Burger King Corporation leases seven Burger King restaurants with an initial term of 14 years (expiring in 2006) and average minimum base annual rent of approximately $90,500 (ranging from approximately $73,200 to $121,900).

         Advantica Restaurant Group, Inc. leases one Hardee's restaurant, two Denny's restaurants and two Quincy's restaurants with an initial term of 20 years (expiring in 2012) and the average minimum base annual rent is approximately $97,200 (ranging from approximately $71,800 to $129,900).

         DenAmerica Corporation leases four Denny's restaurants and one Black-eyed Pea restaurant with an initial term of 20 years (expiring between 2012 and 2016) and average minimum base annual rent of approximately $109,000 (ranging from approximately $67,500 to $153,800).

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



                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of March 11, 1999 there were 3,181 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase) may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 1998, the price paid for any Unit transferred pursuant to the Plan was $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1998 and 1997 other than pursuant to the Plan, net of commissions.

                                              1998 (1)                                1997 (1)
                                 -----------------------------------      ----------------------------------
                                  High          Low        Average         High         Low        Average
                                 --------     --------    ----------      --------    --------    ----------
    First Quarter                  (2)          (2)          (2)            $9.50       $8.10         $9.12
    Second Quarter                 $9.50        $8.27         $8.68          9.50        8.17          8.89
    Third Quarter                   9.20         7.98          8.79          9.50        8.27          8.89
    Fourth Quarter                  8.90         8.00          8.48           (2)         (2)           (2)


(1)      A total of 25,750 and 23,250 Units were transferred other than pursuant
         to  the  Plan  for  the  years  ended   December  31,  1998  and  1997,
         respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 1998 and 1997, the Partnership declared cash distributions of $3,660,024 and $3,500,024, respectively, to the Limited Partners. During the quarters ended March 31 and December 31, 1998, the Partnership declared a special distribution to the Limited Partners of $40,000 and $120,000, respectively, which represented cumulative excess operating reserves. No amounts distributed to partners for the years ended December 31, 1998 and 1997 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

        Quarter Ended                      1998              1997
        --------------------            ------------      ------------
        March 31                           $915,006          $875,006
        June 30                             875,006           875,006
        September 30                        875,006           875,006
        December 31                         995,006           875,006

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.


Item 6.  Selected Financial Data


                                           1998           1997           1996            1995            1994
                                       -------------  -------------- -------------- ---------------  --------------
Year ended December 31:
     Revenues (1)                        $4,067,454     $3,998,538      $3,976,787      $3,920,528      $3,933,435
     Net income (2)                       3,809,404      3,295,079       3,464,705       3,202,176       3,272,492
     Cash distributions
         declared (3)                     3,660,024      3,500,024       3,540,024       3,540,023       3,425,007
     Net income per Unit (2)                   0.94           0.82            0.86            0.79            0.81
     Cash distributions declared
         per Unit (3)                          0.92           0.88            0.89            0.89            0.86

At December 31:
     Total assets                       $36,103,592    $35,785,538     $36,003,045     $36,086,683     $36,335,476
     Partners' capital                   34,457,612     34,308,232      34,513,177      34,588,496      34,926,343


(1) Revenues include equity in earnings of unconsolidated joint ventures and minority interest in income of consolidated joint ventures.

(2) Net income for the years ended December 31, 1998 and 1996, include $461,861 and $213,685, respectively, from gains on sale of land and buildings.

(3) Distributions for the year ended December 31, 1998, include special distributions to the Limited Partners of $40,000 and $120,000, declared during the quarters ended March 31, and December 31, respectively which represented cumulative excess operating reserves. Distributions for the year ended December 31, 1996, include a special distribution to the Limited Partners of $40,000, which represented cumulative excess operating reserves.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on August 20, 1991, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1998, the Partnership owned 38 Properties, either directly or through joint venture arrangements.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the years ended December 31, 1998, 1997, and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $3,894,062, $3,642,796, and $3,601,714 for the years ended December 31, 1998, 1997, and 1996, respectively. The increase during 1998, as compared to 1997, is primarily a result of changes in the Partnership's working capital and changes in income and expenses as described in "Results of Operations" below, and the increase in cash from operations during 1997, as compared to 1996, is primarily a result of changes in income and expenses as described in "Results of Operations" below.

         Other sources and uses of capital included the following during the years ended December 31, 1998, 1997, and 1996.

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

         In January 1997, the Partnership reinvested the net sales proceeds from the 1996 sale of the Property in Philadelphia, Pennsylvania, in a Black-eyed Pea Property located in Corpus Christi, Texas, with an affiliate of the General Partners as tenants-in-common. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of December 31, 1998, the Partnership owned a 72.58% interest in this Property.

         In October 1998, the Partnership sold its Property in Nashua, New Hampshire, for $1,748,000 and received net sales proceeds of $1,630,296, resulting in a gain of $461,861 for financial reporting purposes. This Property was originally acquired by the Partnership in 1992, and had a cost of approximately $1,302,414, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $327,900 in excess of its original purchase price. As of December 31, 1998, the net sales proceeds of $1,630,296, plus accrued interest of $10,640, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional Property. The Partnership anticipates that it will distribute amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In January 1999, the Partnership reinvested a portion of the net sales proceeds it received from the sale of the property in Nashua, New Hampshire, in a Burger King property located in Yelm, Washington, at an approximate cost of $1,034,000. In addition, in February 1999, the Partnership reinvested the remaining net sales proceeds it received from the sale of the property in Nashua, New Hampshire, in a joint venture arrangement, Portsmouth Joint Venture, with an affiliate of the General Partners, to purchase and hold one restaurant property, at a total cost of approximately $584,100. The Partnership contributed approximately $250,000 and has an approximate 43 percent interest in the profits and losses of the joint venture.

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

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At December 31, 1998, the Partnership had $1,559,240 invested in such short-term investments as compared to $1,272,386 at December 31, 1997. The funds remaining at December 31, 1998, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         During 1998, 1997, and 1996, affiliates of the General Partners incurred $109,290, $83,747, and $105,643, respectively, for certain operating expenses. As of December 31, 1998 and 1997, the Partnership owed $25,446 and $6,648, respectively, to affiliates for such amounts, accounting and administrative services and management fees. As of March 11, 1999, the Partnership had reimbursed the affiliates all such amounts. Other liabilities, including distributions payable, increased to $1,116,674 at December 31, 1998, from $969,257 at December 31, 1997, partially as the result of the Partnership's accruing a special distribution payable to the Limited Partners of $120,000 at December 31, 1998, which was paid in January 1999 and an increase in rents paid in advance at December 31, 1998. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, and during the years ended December 31, 1998 and 1996, cumulative excess operating reserves, the Partnership declared distributions to the Limited Partners of $3,660,024, $3,500,024, and $3,540,024 for the years ended December 31, 1998, 1997, and 1996, respectively. This represents a distribution of $0.92, $0.88, and $0.89 per Unit for the years ended December 31, 1998, 1997, and 1996, respectively. No amounts distributed to the Limited Partners for the years ended December 31, 1998, 1997, and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

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

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. As consideration for the Merger, APF has agreed to issue 4,394,196 APF Shares which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in APF's most recent public offering. In order to assist the General Partners in evaluating the proposed merger consideration, the General Partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $43,333,961 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former Limited Partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The General Partners intend to recommend that the Limited Partners of the Partnership approve the Merger. In connection with their recommendation, the General Partners will solicit the consent of the Limited Partners at the special meeting.

Results of Operations

         During the year ended December 31, 1996, the Partnership and its consolidated joint ventures, Denver Joint Venture and CNL/Airport Joint Venture, owned and leased 37 wholly owned Properties (including one Property in Philadelphia, Pennsylvania, which was sold in November 1996). During the year ended December 31, 1997, the Partnership and its consolidated joint ventures, Denver Joint Venture and CNL/Airport Joint Venture, owned and leased 36 wholly owned Properties, and during the year ended December 31, 1998, the Partnership and its consolidated joint ventures, Denver Joint Venture and CNL/Airport Joint Venture, owned and leased 37 wholly owned Properties (including one Property in Columbus, Ohio exchanged for one Property in Danbury, Connecticut and one Property in Nashua, New Hampshire, which was sold in October 1998). In addition, during 1998, 1997, and 1996, the Partnership and its consolidated joint ventures, Denver Joint Venture and CNL/Airport Joint Venture, was a co-venturer in two separate joint ventures that each owned and leased one Property, and during 1998 and 1997, the Partnership owned and leased one Property with an affiliate as tenants-in-common. As of December 31, 1998, the Partnership owned, either directly or through joint venture arrangements, 38 Properties which are subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $45,600 to $191,900. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During  the  years  ended  December  31,  1998,  1997,  and  1996,  the
Partnership and its consolidated joint ventures, Denver Joint Venture and CNL/Airport Joint Venture, earned $3,537,605, $3,543,984, and $3,615,977, respectively, in rental income from operating leases and earned income from direct financing leases. The decrease in rental and earned income during 1997 as compared to 1996, is primarily attributable to the sale of the Property in Philadelphia, Pennsylvania in November 1996, as described above in "Liquidity and Capital Resources." In January 1997, the Partnership reinvested the net sales proceeds in a Property in Corpus Christi, Texas, with an affiliate of the General Partners, as described above in "Liquidity and Capital Resources."

         For the years ended December 31, 1998, 1997, and 1996, the Partnership also earned $243,115, $225,888, and $251,312, respectively, in contingent rental income. The increase in contingent rental income during 1998, as compared to 1997, is primarily due to an increase in gross sales of certain restaurant Properties whose leases require the payment of contingent renal income. The decrease during 1997, as compared to 1996, is primarily due to the sale of the Property in Philadelphia, Pennsylvania.

         In addition, for the years ended December 31, 1998, 1997, and 1996, the Partnership earned $215,501, $236,103, and $118,211, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer. The decrease in net income earned by joint ventures during 1998, as compared to 1997, is primarily due to Ashland Joint Venture adjusting estimated contingent rental amounts accrued at December 31, 1997 to actual amounts billed during 1998. The increase in net income earned by unconsolidated joint ventures during 1997, as compared to 1996, is primarily attributable to the Partnership investing in a Property in Corpus Christi, Texas, in January 1997, with an affiliate of the General Partners as tenants-in-common, as described above in "Liquidity and Capital Resources."

         During the year ended December 31, 1998, five lessees (or group of affiliated lessees) of the Partnership and its consolidated joint ventures, Golden Corral Corporation, Foodmaker, Inc., Burger King Corporation, DenAmerica, and Advantica Restaurant Group, Inc., each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint ventures, the Partnership's share of rental income from two Properties owned by unconsolidated joint ventures and one Property owned with an affiliate as tenants-in-common). As of December 31, 1998, Golden Corral Corporation was the lessee under leases relating to three restaurants, Foodmaker, Inc. was the lessee under leases relating to eight restaurants, Burger King Corporation was the lessee under leases relating to seven restaurants, Advantica Restaurant Group, Inc. was the lessee under leases relating to five restaurants, and DenAmerica Corporation was the lessee under leases relating to five restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these five tenants each will continue to contribute more than ten percent of the Partnership's total rental income during 1999. In addition, during the year ended December 31, 1998, four Restaurant Chains, Golden Corral, Jack in the Box, Burger King, and Denny's, each accounted for more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint ventures and the Partnership's share of rental income from two Properties owned by unconsolidated joint ventures and one Property owned with an affiliate as tenants-in-common). In 1999, it is anticipated that these Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         In addition, for the years ended December 31, 1998, 1997, and 1996, the Partnership earned $139,707, $62,440, and $61,403, respectively, in interest and other income. The increase in interest and other income during 1998, as compared to 1997, was primarily attributable to the Partnership collecting and recognizing $60,000 in other income in May 1998, as a result of executing an amendment to a purchase and sale agreement with a third party to extend the closing date for the Burger King Property located in Nashua, New Hampshire. In accordance with the terms of the amendment, the Partnership was deemed to have earned the $60,000 upon execution of the amendment to extend the closing date of this Property. This Property was sold in October 1998, as described above in "Liquidity and Capital Resources."

         Operating expenses, including depreciation and amortization expense, were $719,911, $703,459, and $725,767 for the years ended December 31, 1998,
1997, and 1996, respectively. The increase in operating expenses during 1998, as compared to 1997, is primarily a result of the Partnership incurring $20,888 in transaction costs relating to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described above in "Liquidity and Capital Resources." If the Limited Partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the General
Partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         The decrease in operating expenses during 1997, as compared to 1996, is primarily attributable to a decrease in depreciation expense as a result of the sale of the Property in Philadelphia, Pennsylvania.

         As a result of the sale of the Property in Nashua, New Hampshire, as described above in "Liquidity and Capital Resources," the Partnership recognized a gain of $461,861 for financial reporting purposes for the year ended December 31, 1998. In addition, as a result of the sale of the Property in Philadelphia, Pennsylvania, as described above in "Liquidity and Capital Resources," the Partnership recognized a gain of $213,685 for financial reporting purposes for the year ended December 31, 1996. No Properties were sold during the year ended December 31, 1997.

         The Partnership's leases as of December 31, 1998, are triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

Year 2000

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

         The Partnership currently does not have any information technology systems. Affiliates of the General Partners provide all services requiring the use of information technology systems pursuant to a management agreement with the Partnership. The maintenance of embedded systems, if any, at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases. The General Partners and affiliates have established a team dedicated to reviewing the internal information technology systems used in the operation of the Partnership, and the information technology and embedded systems and the Year 2000 compliance plans of the Partnership's tenants, significant suppliers, financial institutions and transfer agent.

         The information technology infrastructure of the affiliates of the General Partners consists of a network of personal computers and servers that were obtained from major suppliers. The affiliates utilize various administrative and financial software applications on that infrastructure to perform the business functions of the Partnership. The inability of the General Partners and affiliates to identify and timely correct material Year 2000 deficiencies in the software and/or infrastructure could result in an interruption in, or failure of, certain of the Partnership's business activities or operations. Accordingly, the General Partners and affiliates have requested and are evaluating documentation from the suppliers of the software and infrastructure of the affiliates regarding the Year 2000 compliance of their products that are used in the business activities or operations of the Partnership. The General Partners and affiliates have not yet received sufficient certifications to be assured that the suppliers have fully considered and mitigated any potential material impact of the Year 2000 deficiencies. The costs expected to be incurred by the General Partners and affiliates to become Year 2000 compliant will be incurred by the General Partners and affiliates; therefore, these costs will have no impact on the Partnership's financial position or results of operations.

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

         The General Partners currently expect that all year 2000 compliance testing and any necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership will be completed prior to June 30, 1999. Based on the progress the General Partners and affiliates have made in identifying and addressing the Partnership's Year 2000 issues and the plan and timeline to complete the compliance program, the General Partners do not foresee significant risks associated with the Partnership's Year 2000 compliance at this time. Because the General Partners and affiliates are still evaluating the status of the information technology systems used in business activities and operations of the Partnership and the systems of the third parties with which the Partnership conducts its business, the General Partners have not yet developed a comprehensive contingency plan and are unable to identify "the most reasonably likely worst case scenario" at this time. If the General Partners identify significant risks related to the Partnership's Year 2000 compliance or if the Partnership's Year 2000 compliance program's progress deviates substantially from the anticipated timeline, the General Partners will develop appropriate contingency plans.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.


Item 8. Financial Statements and Supplementary Data

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS







                                                                   Page
                                                                   ----

Report of Independent Accountants

Financial Statements:

  Balance Sheets

  Statements of Income

  Statements of Partners' Capital

  Statements of Cash Flows

  Notes to Financial Statements

                        Report of Independent Accountants



To the Partners
CNL Income Fund XI, Ltd.



In our opinion,  the financial  statements  listed in the index  appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund XI, Ltd. (a Florida limited partnership) at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





Orlando, Florida
February 1, 1999, except for the second paragraph of Note 11 for which the date is March 11, 1999.

                                              CNL INCOME FUND XI, LTD.
                                           (A Florida Limited Partnership)

                                                   BALANCE SHEETS
                                                   --------------


                                                                               December 31,
                                                                       1998                     1997
                                                                 -----------------         ----------------
                         ASSETS

Land and buildings on operating leases, less
    accumulated depreciation                                          $21,683,785              $23,561,017
Net investment in direct financing leases                               6,786,286                6,611,661
Investment in joint ventures                                            2,521,613                2,567,786
Cash and cash equivalents                                               1,559,240                1,272,386
Restricted cash                                                         1,640,936                       --
Receivables, less allowance for doubtful
    accounts $5,820 in 1998                                               132,311                  119,575
Prepaid expenses                                                           12,335                   13,363
Accrued rental income                                                   1,645,062                1,517,726
Other assets                                                              122,024                  122,024
                                                                 -----------------         ----------------

                                                                      $36,103,592              $35,785,538
                                                                 =================         ================

           LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                        $  14,461                $   6,508
Accrued and escrowed real estate
    taxes payable                                                          15,138                   19,410
Distributions payable                                                     995,006                  875,006
Due to related parties                                                     25,446                    6,648
Rents paid in advance and deposits                                         92,069                   68,333
                                                                 -----------------         ----------------
       Total liabilities                                                1,142,120                  975,905

Minority interests                                                        503,860                  501,401

Partners' capital                                                      34,457,612               34,308,232
                                                                 -----------------         ----------------

                                                                      $36,103,592              $35,785,538
                                                                 =================         ================







                 See accompanying notes to financial statements.




                                              CNL INCOME FUND XI, LTD.
                                           (A Florida Limited Partnership)

                                                STATEMENTS OF INCOME
                                                --------------------


                                                                             Year Ended December 31,
                                                                 1998                 1997                  1996
                                                            --------------       --------------       --------------
Revenues:
    Rental income from operating leases                       $ 2,644,418          $ 2,702,558          $ 2,765,327
    Earned income from direct financing
       leases                                                     893,187              841,426              850,650
    Contingent rental income                                      243,115              225,888              251,312
    Interest and other income                                     139,707               62,440               61,403
                                                            --------------       --------------       --------------
                                                                3,920,427            3,832,312            3,928,692
                                                            --------------       --------------       --------------
Expenses:
    General operating and administrative                          154,434              148,380              164,642
    Professional services                                          34,140               32,077               30,984
    Management fees to related parties                             39,393               37,974               37,293
    Real estate taxes                                               2,858                   --                   --
    State and other taxes                                          24,262               25,779               14,650
    Depreciation and amortization                                 443,936              459,249              478,198
    Transaction costs                                              20,888                   --                   --
                                                            --------------       --------------       --------------
                                                                  719,911              703,459              725,767
                                                            --------------       --------------       --------------
Income Before Minority Interests in
    Income of Consolidated Joint
    Ventures, Equity in Earnings of
    Unconsolidated Joint Ventures and
    Gain on Sale of Land and Buildings                          3,200,516            3,128,853            3,202,925

Minority Interests in Income of
    Consolidated Joint Ventures                                   (68,474 )            (69,877 )           (70,116)

Equity in Earnings of Unconsolidated
    Joint Ventures                                                215,501              236,103              118,211

Gain on Sale of Land and Buildings                                461,861                   --              213,685
                                                            --------------       --------------       --------------

Net Income                                                    $ 3,809,404          $ 3,295,079          $ 3,464,705
                                                            ==============       ==============       ==============

Allocation of Net Income:
    General partners                                           $   34,815           $   32,951           $   33,356
    Limited partners                                            3,774,589            3,262,128            3,431,349
                                                            --------------       --------------       --------------

                                                              $ 3,809,404          $ 3,295,079          $ 3,464,705
                                                            ==============       ==============       ==============

Net Income Per Limited Partner Unit                             $    0.94            $    0.82            $    0.86
                                                            ==============       ==============       ==============

Weighted Average Number of
    Limited Partner Units Outstanding                           4,000,000            4,000,000            4,000,000
                                                            ==============       ==============       ==============



                 See accompanying notes to financial statements.




                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                         -------------------------------

                  Years Ended December 31, 1998, 1997, and 1996


                                           General Partners                                        Limited Partners
                                  ---------------------------  ---------------------------------------------------------------------
                                                  Accumulated                                Accumulated  Syndication
                                   Contributions   Earnings    Contributions  Distributions    Earnings      Costs         Total
                                  -------------- ------------  -------------- -------------- ----------- -------------- ------------

Balance, December 31, 1995          $  1,000     $108,925     $40,000,000    $(11,515,062)  $10,783,633 $(4,790,000)   $ 34,588,496

    Distributions to limited
       partners ($0.89 per
       limited partners unit)             --          --               --      (3,540,024)           --          --      (3,540,024)
    Net income                            --       33,356              --              --     3,431,349          --       3,464,705
                                  -----------   ----------    -----------    ------------   -----------  ----------     ------------

Balance, December 31, 1996             1,000      142,281      40,000,000     (15,055,086)   14,214,982   4,790,000)     34,513,177

    Distributions to limited
       partners ($0.88 per
       limited partners unit)             --           --              --      (3,500,024)           --          --      (3,500,024)
    Net income                            --       32,951              --              --     3,262,128          --       3,295,079
                                  -----------   ----------    -----------    ------------   -----------  ----------     ------------

Balance, December 31, 1997             1,000      175,232      40,000,000     (18,555,110)   17,477,110  (4,790,000)      34,308,232

    Distributions to limited
       partners ($0.92 per
       limited partners unit)             --           --             --       (3,660,024)           --          --      (3,660,024)
    Net income                            --       34,815             --               --     3,774,589          --       3,809,404
                                  -----------   ----------    -----------    -------------  -----------  -----------     -----------

Balance, December 31, 1998          $  1,000    $ 210,047     $40,000,000    $(22,215,134)  $21,251,699  $(4,790,000)   $ 34,457,612
                                  ===========   ==========    ===========    ============   ===========  ===========    ============






                 See accompanying notes to financial statements.




                                              CNL INCOME FUND XI, LTD.
                                           (A Florida Limited Partnership)

                                              STATEMENTS OF CASH FLOWS
                                              ------------------------


                                                                                   Year Ended December 31,
                                                                      1998                 1997                 1996
                                                                 ----------------     ----------------      --------------

Increase (Decrease) in Cash and Cash
   Equivalents:

      Cash Flows from Operating Activities:
         Cash received from tenants                                   $3,826,352          $3,585,979           $3,657,138
         Distributions from unconsolidated joint
             ventures                                                    262,843             250,497              148,375
         Cash paid for expenses                                         (247,138 )          (237,312  )          (251,408 )
         Interest received                                                52,005              43,632               47,609
                                                                 ----------------     ----------------      --------------
             Net cash provided by operating
                activities                                             3,894,062           3,642,796            3,601,714
                                                                 ----------------     ----------------      --------------

      Cash Flows from Investing Activities:
         Proceeds from sale of land and buildings                      1,630,296                  --            1,044,750
         Investment in joint ventures                                     (1,169 )        (1,044,750  )                --
         Decrease (increase) in restricted cash                       (1,630,296 )         1,044,750           (1,044,750   )
                                                                 ----------------     ----------------      --------------
             Net cash used in investing activities                        (1,169 )                --                   --
                                                                 ----------------     ----------------      --------------

      Cash Flows From Financing Activities:
         Distributions to limited partners                            (3,540,024 )        (3,540,024  )        (3,540,024   )
         Distributions to holders of minority
             interests                                                   (66,015 )           (56,246  )           (58,718   )
                                                                 ----------------     ----------------      --------------
                Net cash used in financing activities                 (3,606,039 )        (3,596,270  )        (3,598,742   )
                                                                 ----------------     ----------------      --------------

Net Increase in Cash and Cash Equivalents                                286,854              46,526                2,972

Cash and Cash Equivalents at Beginning of Year                         1,272,386           1,225,860            1,222,888
                                                                 ----------------     ----------------      --------------

Cash and Cash Equivalents at End of Year                              $1,559,240          $1,272,386           $1,225,860
                                                                 ================     ================      ==============










                 See accompanying notes to financial statements.




                                              CNL INCOME FUND XI, LTD.
                                           (A Florida Limited Partnership)

                                        STATEMENTS OF CASH FLOWS - CONTINUED
                                        ------------------------------------


                                                                               Year Ended December 31,
                                                                   1998                  1997               1996
                                                               ---------------      ---------------    ----------------

Reconciliation of Net Income to Net Cash
   Provided by Operating Activities:

      Net income                                                   $3,809,404           $3,295,079          $3,464,705
                                                               ---------------      ---------------    ----------------
      Adjustments to  reconcile  net income to
         net cash  provided  by  operating
         activities:
             Depreciation                                             443,936              458,660             476,198
             Amortization                                                  --                  589               2,000
             Gain on sale of land and buildings                      (461,861 )                 --            (213,685 )
             Minority interests in income of
                consolidated joint ventures                            68,474               69,877              70,116
             Equity in earnings of unconsolidated
                joint ventures, net of distributions                   47,342               14,394              30,164
             Decrease (increase) in receivables                       (23,376 )            (23,957 )            25,855
             Decrease (increase) in prepaid
                expenses                                                1,028                 (136 )               151
             Decrease in net investment in direct
                financing leases                                       90,236               74,706              62,366
             Increase in accrued rental income                       (127,336 )           (260,223 )          (296,439 )
             Increase in accounts payable and
                accrued expenses                                        3,681                2,143               4,280
             Increase (decrease) in due to related
                parties                                                18,798                4,527              (4,386 )
             Increase (decrease) in rents paid in
                advance and deposits                                   23,736                7,137             (19,611 )
                                                               ---------------      ---------------    ----------------
                   Total adjustments                                   84,658              347,717             137,009
                                                               ---------------      ---------------    ----------------

      Net Cash Provided by Operating Activities                    $3,894,062           $3,642,796          $3,601,714
                                                               ===============      ===============    ================

      Supplemental Schedule of Non-Cash
         Financing Activities:

             Land and building under operating lease
                exchanged for land and building under
                operating lease                                     $ 718,930               $   --              $   --
                                                               ===============      ===============    ================

             Distributions declared and unpaid at
                December 31                                         $ 995,006            $ 875,006           $ 915,006
                                                               ===============      ===============    ================






                 See accompanying notes to financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                  Years Ended December 31, 1998, 1997, and 1996


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

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------

                  Years Ended December 31, 1998, 1997, and 1996


1.       Significant Accounting Policies - Continued:

                  Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date. Whenever a tenant defaults under the terms of its lease, or events or changes in circumstance indicate that the tenant will not lease the property through the end of the lease term, the Partnership either reserves or writes-off the cumulative accrued rental income balance.

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, the assets are adjusted to the fair value. Although the general partners have made their best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect the general partners' estimate of net cash flows expected to be generated from its properties and the need for asset impairment write-downs.

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

                  Years Ended December 31, 1998, 1997, and 1996


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

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------

                  Years Ended December 31, 1998, 1997, and 1996

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

3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:

                                                   1998              1997
                                              --------------    ---------------

            Land                               $ 11,607,426       $ 12,269,964
            Buildings                            12,666,144         13,746,182
                                              --------------    ---------------
                                                 24,273,570         26,016,146

            Less accumulated depreciation        (2,589,785 )       (2,455,129)
                                              --------------    ---------------

                                               $ 21,683,785       $ 23,561,017
                                              ==============    ===============

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

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------

                  Years Ended December 31, 1998, 1997, and 1996


3.       Land and Buildings on Operating Leases - Continued:

         In October  1998,  the  Partnership  sold its  property in Nashua,  New
         Hampshire, to a third party for $1,748,000, and received net sales proceeds of $1,630,296, resulting in a gain of $461,861 for financial reporting purposes. This property was originally acquired by the Partnership in 1992 at a cost of approximately $1,302,400, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold this property for a total of approximately $327,900 in excess of its original purchase price.

         Some leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1998, 1997, and 1996, the Partnership recognized $127,336, $260,233 and $296,439, respectively, of such rental income.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1998:

                1999                                        $2,426,198
                2000                                         2,426,198
                2001                                         2,435,203
                2002                                         2,486,388
                2003                                         2,644,398
                Thereafter                                  16,656,009
                                                      -----------------

                                                           $29,074,394
                                                      =================

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

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


4.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at December 31:

                                                         1998          1997
                                                    -------------- -------------

              Minimum lease payments
                  receivable                          $13,985,977   $13,834,907
              Estimated residual values                 2,210,329     2,144,114
              Less unearned income                     (9,410,020)   (9,367,360)
                                                    -------------   ------------

              Net investment in direct financing
                  leases                               $6,786,286     $6,611,661
                                                    =============   ============

         The following is a schedule of future minimum lease payments to be received on the direct financing leases at December 31, 1998:

                1999                                              $ 988,575
                2000                                                988,575
                2001                                                988,575
                2002                                                999,775
                2003                                              1,019,879
                Thereafter                                        9,000,598
                                                           -----------------

                                                                $13,985,977
                                                           =================

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

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


5.       Investment in Joint Ventures - Continued:

         In January 1997, the Partnership acquired a 72.58% interest in a Black-eyed Pea property in Corpus Christi, Texas, as tenants-in-common with an affiliate of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with an affiliate, and amounts relating to its investment are included in investment in joint ventures.

         Ashland Joint Venture, Des Moines Real Estate Joint Venture and the Partnership and affiliate, as tenants-in-common, each own and lease one property to an operator of national fast-food restaurants. The following presents the joint ventures' combined, condensed financial information at December 31:

                                                       1998            1997
                                                  -------------   -------------

                Land and buildings on operating
                    leases, less accumulated
                    depreciation                    $3,427,681      $3,511,507
                Cash                                     1,109             621
                Receivables                                 --          21,638
                Prepaid expenses                         8,290           6,939
                Accrued rental income                  130,585          99,429
                Liabilities                                 --             466
                Partners' capital                    3,567,665       3,639,668
                Revenues                               399,305         430,923
                Net income                             300,036         334,962

         The Partnership recognized income totalling $215,501, $236,103, and $118,211 for the years ended December 31, 1998, 1997, and 1996, respectively, from these joint ventures.

6.       Restricted Cash:

         As of December 31, 1998, the net sales proceeds of $1,630,296 from the sale of the property in Nashua, New Hampshire, plus accrued interest of $10,640, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property (See Note 11).

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------

                  Years Ended December 31, 1998, 1997, and 1996


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

         Generally, net sales proceeds from the sale of properties not in liquidation of the Partnership, to the extent distributed, will be distributed first to the limited partners in an amount sufficient to provide them with their Limited Partners' 10% Return, plus the return of their adjusted capital contributions. The general partners will then receive, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds will be distributed 95 percent to the limited partners and five percent to the general partners. Any gain from the sale of a property not in liquidation of the Partnership is, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property is, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

         Generally, net sales proceeds from a liquidating sale of properties, will be used in the following order: i) first to pay and discharge all of the Partnership's liabilities to creditors, ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners, iv) fourth, after allocations of net income, gains and/or losses, to distribute to the partners with positive capital accounts balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and v) thereafter, any funds remaining shall then be distributed 95 percent to the limited partners and five percent to the general partners.

         During the years ended December 31, 1998, 1997, and 1996, the Partnership declared distributions to the limited partners of $3,660,024, $3,500,024 and $3,540,024, respectively. No distributions have been made to the general partners to date.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------

                  Years Ended December 31, 1998, 1997, and 1996


8.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:


                                                                     1998              1997             1996
                                                                 --------------    -------------    -------------
               Net income for financial reporting purposes          $3,809,404       $3,295,079       $3,464,705

               Depreciation for tax reporting purposes less
                   than (in excess of) depreciation for
                   financial reporting purposes                          2,899          (43,077 )        (39,035 )

               Gain  on  sale  of  land  and   building  for
                   financial reporting purposes in excess of
                   gain for tax reporting purposes                    (461,861 )             --         (213,685 )

               Direct financing leases recorded as operating
                   leases for tax reporting purposes                    90,236           74,706           62,366

               Equity in earnings of unconsolidated joint
                   ventures for financial reporting purposes
                   in excess of equity in earnings of
                   unconsolidated joint ventures for tax
                   reporting purposes                                   (5,906 )        (13,296 )           (606 )

               Capitalization of transaction costs for tax
                   reporting purposes                                   20,888               --               --

               Accrued rental income                                  (127,336 )       (260,223 )       (296,439 )

               Rents paid in advance                                    23,236           22,436          (19,611 )

               Allowance for doubtful accounts                           5,820          (14,746 )         (8,114 )

               Minority interests in timing differences of
                   consolidated joint ventures                         (44,316 )         14,430           15,933
                                                                 --------------    -------------    -------------

               Net income for federal income tax purposes           $3,313,064       $3,075,309       $2,965,514
                                                                 ==============    =============    =============


                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------

                  Years Ended December 31, 1998, 1997, and 1996


9.       Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the majority stockholder of CNL Fund Advisors, Inc. The other individual general partner, Robert
         A. Bourne, serves as treasurer, director and vice chairman of the board of CNL Fund Advisors, Inc. During the years ended December 31, 1998, 1997, and 1996, CNL Fund Advisors, Inc. (hereinafter referred to as the "Affiliate") performed certain services for the Partnership, as described below.

         During the years ended December 31, 1998, 1997, and 1996, the Affiliate acted as manager of the Partnership's properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Affiliate a management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Affiliate. The Partnership incurred management fees of $39,393, $37,974, and $37,293 for the years ended December 31, 1998, 1997, and 1996, respectively.

         The Affiliate is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Affiliate provides a substantial amount of services in connection with the sale. However, if the sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. No deferred, subordinated real estate disposition fees have been incurred since inception.

         During the years ended December 31, 1998, 1997, and 1996, the Affiliate provided accounting and administrative services to the Partnership on a day-to-day basis. The Partnership incurred $101,423, $88,667, and $95,845 for the years ended December 31, 1998, 1997, and 1996, respectively, for such services.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------

                  Years Ended December 31, 1998, 1997, and 1996


9.       Related Party Transactions - Continued:

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

         The due to related parties at December 31, 1998 and 1997, totalled $25,446 and $6,648, respectively.

10.      Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from the unconsolidated joint ventures and the property held as tenants-in-common with an affiliate of the general partners), for each of the years ended December 31:

                                                                   1998             1997               1996
                                                               -------------    --------------     -------------
                  Foodmaker, Inc.                                 $ 768,032         $ 768,032         $ 768,032
                  Burger King Corporation
                      and BK Acquisition, Inc.                      695,427           733,620           712,334
                  Golden Corral Corporation                         564,104           538,871           538,355
                  DenAmerica Corporation                            536,779           489,623               N/A
                  Advantica Restaurant Group,
                      Inc. (Denny's, Inc. and
                      Quincy's Restaurants, Inc.,
                      during the year ended
                      December 31, 1998)                            473,726               N/A               N/A
                  Flagstar    Enterprises,    Inc.    (and
                  Denny's,  Inc. and Quincy's Restaurants,
                  Inc.  during  the years  ended  December
                  31, 1997 and 1996)
                                                                        N/A           780,502           774,347


                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------

                  Years Ended December 31, 1998, 1997, and 1996


10.      Concentration of Credit Risk - Continued:

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from the unconsolidated joint ventures and the property held as tenants-in-common with an affiliate of the general partners), for each of the years ended December 31:

                                             1998          1997         1996
                                          ----------    ----------    ----------

             Burger King                  $1,144,250    $1,198,027    $1,271,606
             Denny's                         898,908       854,141       747,341
             Jack in the Box                 768,032       768,032       768,032
             Golden Corral Family
                 Steakhouse Restaurants      564,103       538,871       538,355

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the tenant and the chains did not represent more than ten percent of the Partnership's total rental and earned income.

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the Properties in a timely manner.

11.      Subsequent Events:

         In January 1999, the Partnership reinvested a portion of the net sales proceeds it received from the sale of the property in Nashua, New Hampshire, in a Burger King property located in Yelm, Washington, at an approximate cost of $1,034,000. In connection therewith, the Partnership entered into a long term, triple-net lease with terms substantially the same as its other leases.

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 4,394,196 shares of its common stock, par value $0.01 per shares (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in APF's most recent public offering. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------

                  Years Ended December 31, 1998, 1997, and 1996


11.      Subsequent Events- Continued:

         Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $43,333,961 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

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

         James M. Seneff, Jr., age 52, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, a director and Chief Executive Officer since its formation in 1980. Mr. Seneff has been Chairman of the Board of Directors, director, and Chief Executive Officer of CNL Securities Corp. since its formation in 1979. Mr. Seneff also has held the position of Chairman of the Board of Directors, Chief Executive Officer, President and director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer, Chairman of the Board and a director of CNL Investment Company, has served as Chief Executive Officer, a director and Chairman of the Board of Directors of Commercial Net Lease Realty, Inc., a publicly-traded REIT, listed on the NYSE, since 1992, served as Chief Executive Officer, a director and Chairman of the Board of Directors of CNL Realty Advisors, Inc. from its inception in May 1992 through December 1997, at which time such company merged with Commercial Net Lease Realty, Inc., and has held the position of Chief Executive Officer, Chairman of the Board and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in December 1990. Mr. Seneff has served as Chairman of the Board of Directors of CNL American Properties Fund, Inc. since December 1994 and as a director and Chief Executive Officer since May 1994. Mr. Seneff has served as Chairman of the Board, Chief Executive Officer and a director of CNL Fund Advisors, Inc. since March 1994. Mr. Seneff has served as Chairman of the Board, Chief Executive Officer and a director of CNL Hospitality Properties, Inc. since June 1996 and of CNL Hospitality Advisors, Inc. since January 1997. Mr. Seneff has also served as Chairman of the Board, Chief Executive Officer and a director of CNL Health Care Properties, Inc. since December 1997 and CNL Health Care Advisors, Inc. since July 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which advises the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more then $60 billion of retirement funds. Mr. Seneff has served as a member of the board of directors of First Union National Bank of Florida since May 1998 and has served as a member of the Orlando Advisory Board of First Union National Bank of Florida since March 1994. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and rental of restaurants, office buildings, apartment complexes, hotels, and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 51, is President and Treasurer of CNL Group, Inc., President, Treasurer, a director, and a registered principal of CNL
Securities Corp., President, Treasurer, and a director of CNL Investment Company, and Chief Investment Officer, a director and Treasurer of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne served as President of CNL Institutional Advisor, Inc. from the date of its inception through July 1997. Mr. Bourne served as President of Commercial Net Lease Realty, Inc. from July 1992 through February 1996, served as Secretary and Treasurer from February 1996 through December 1997, and has served as a director since July 1992 and as Vice Chairman of the Board of Directors since February 1996. In addition, Mr. Bourne served as President of CNL Realty Advisors, Inc. from May 1992 through February 1996, served as Treasurer from February 1996 through December 1997, served as a director from May 1992 through December 31, 1997 and served as Vice Chairman from February 1996 through December 1997, at which time such company merged with Commercial Net Lease Realty, Inc. Mr. Bourne has served as a Vice Chairman of the Board of Directors and Treasurer of CNL American Properties Fund, Inc. since February 1999, has served as a director since May 1994 and previously served as President from May 1994 through February 1999. Mr. Bourne has served as a director of CNL Fund Advisors, Inc. since March 1994, has served as Treasurer and Vice Chairman of the Board of Directors since September 1997, and previously served as President from March 1994 through September 1997. Mr. Bourne has served as President and a director of CNL Hospitality Properties, Inc. since June 1996 and of CNL Hospitality Advisors, Inc. since January 1997. Mr. Bourne has served as President and director of CNL Health Care Properties, Inc. since December 1997 and CNL Health Care Advisors, Inc. since July 1997. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and rental of restaurants, office buildings, apartment complexes, hotels, and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner. Mr. Bourne formerly was a certified public accountant with Coopers & Lybrand and a partner in the firm of Bourne & Rose, P.A. Mr. Bourne received a B.A. in Accounting, with honors, from Florida State University in 1970.

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

         CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a majority owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

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

         Curtis B. McWilliams, age 43, joined CNL Group, Inc. in April 1997 and currently serves as an Executive Vice President. In addition, Mr. McWilliams has served as President of CNL Fund Advisors, Inc. and as President of the Restaurant and Financial Services Groups within CNL Group, Inc. since April 1997. Mr. McWilliams has served as President of CNL American Properties Fund, Inc. since February 1999 and previously served as Executive Vice President from February 1998 through February 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co., most recently as Chairman of Merrill Lynch's Private Advisory Services until March 1997. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 40, has served as Executive Vice President of CNL American Properties Fund, Inc. since January 1996, as Chief Operating Officer since March 1995, and previously served as Senior Vice President since December 1994. In addition, Mr. Walker has served as Executive Vice President of CNL Fund Advisors, Inc. since January 1996, Chief Operating Officer since April 1995, and previously served as Senior Vice President from November 1994 through January 1996. In addition, Mr. Walker previously served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Advisors, Inc. From May 1992 to May 1994, Mr. Walker, a certified public accountant, was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network (subsequently acquired by Gaylord Entertainment), where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

         Lynn E. Rose, age 50, a certified public accountant, has served as Secretary of CNL American Properties Fund, Inc. since December 1994 and served as Treasurer from December 1994 through February 1999. Ms. Rose has served as a director and Secretary of CNL Fund Advisors, Inc. since March 1994, and as Treasurer from the date of its inception through June 30, 1997. Ms. Rose has served as Secretary of CNL Group, Inc. since 1987, as Chief Financial Officer of CNL Group, Inc. since December 1993, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, as Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, and as Secretary and a director of CNL Realty Advisors, Inc. since its inception in 1991 until December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc. In addition, Ms. Rose served as Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996. Ms. Rose also serves as Secretary and Treasurer of CNL Hospitality Properties, Inc. and CNL Health Care Properties, Inc. and as Secretary, Treasurer and a director of CNL Hospitality Advisors, Inc. and CNL Health Care Advisors, Inc. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the legal compliance, accounting, tenant compliance, and reporting for over 250 corporations, partnerships and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida.

         Jeanne A. Wall, age 40, has served as Executive Vice President of CNL American Properties Fund, Inc. since December 1994. Ms. Wall has served as Executive Vice President of CNL Fund Advisors, Inc. since November 1994, and previously served as Vice President from March 1994 through November 1994. Ms. Wall has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since November 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. Ms. Wall joined CNL Securities Corp. in 1984. In 1985, Ms. Wall became Vice President of CNL Securities Corp. In 1987, she became Senior Vice President and in July 1997 she became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, partnership administration and investor services for programs offered through participating brokers and corporate communications for CNL Group, Inc. and its affiliates. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991 until December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., and served as Vice President of Commercial Net Lease Realty, Inc. from 1992 through December 31, 1997. In addition, Ms. Wall serves as Executive Vice President of CNL Hospitality Properties, Inc., CNL Hospitality Advisors, Inc., CNL Health Care Properties, Inc. and CNL Health Care Advisors, Inc. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

         Steven D. Shackelford, age 35, a certified public accountant, has served as Chief Financial Officer of CNL American Properties Fund, Inc. since January 1997 and as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of March 11, 1999, the beneficial ownership interest of each person known to the Registrant to be a beneficial owner of more than five percent of the Units.



                                        Name and Address of                  Number of              Percent
         Title of Class                  Beneficial Owner                      Units               of Class
      ---------------------       --------------------------------        ----------------       ------------
      Units of Limited            Public School Retirement                    210,290                5.26%
      Partnership                 System of the City of St. Louis
      Interest                    1 Mercantile Center,
                                  Ste. 2607
                                  St. Louis, MO  63101

         The following table sets forth, as of March 11, 1999, the beneficial ownership interests of the General Partners in the Registrant.

              Title of Class             Name of Partner             Percent of Class
             --------------             ---------------             ----------------

      General Partnership Interests      James M. Seneff, Jr.               45%
                                         Robert A. Bourne                   45%
                                         CNL Realty Corporation             10%
                                                                           -----

                                                                            100%


         Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above. On March 11, 1999, the Registrant entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF") pursuant to which the Registrant would be merged with and into a subsidiary of APF (the "Merger"). For further discussion, see
Item 8. Financial Statements and Supplementary Data -- Note 11.
Subsequent Events.

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1998, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.


                                                                                                 Amount Incurred
       Type of Compensation                                                                       For the Year
            and Recipient                            Method of Computation                   Ended December 31, 1998
      -----------------------                        ---------------------                   -----------------------
Reimbursement  to affiliates for              Operating  expenses  are  reimbursed     Operating   expenses   incurred   on
operating expenses                            at the  lower of cost or 90  percent     behalf    of    the     Partnership:
                                              of  the  prevailing  rate  at  which     $109,290
                                              comparable  services could have been
                                              obtained  in  the  same   geographic     Accounting    and     administrative
                                              area.   Affiliates  of  the  General     services:  $101,423
                                              Partners  from  time to  time  incur
                                              certain   operating    expenses   on
                                              behalf of the  Partnership for which
                                              the   Partnership   reimburses   the
                                              affiliates without interest.

Annual management fee to affiliates           One  percent  of the  sum  of  gross     $39,393
                                              operating  revenues from  Properties
                                              wholly  owned  by  the   Partnership
                                              plus  the  Partnership's   allocable
                                              share  of  gross  revenues  of joint
                                              ventures  in which  the  Partnership
                                              is  a  co-venturer.  The  management
                                              fee,    which    will   not   exceed
                                              competitive   fees  for   comparable
                                              services  in  the  same   geographic
                                              area,  may or may not be  taken,  in
                                              whole or in part as to any year,  in
                                              the sole discretion of affiliates.






                                                                                                 Amount Incurred
       Type of Compensation                                                                       For the Year
            and Recipient                            Method of Computation                   Ended December 31, 1998
      -----------------------                        ---------------------                   -----------------------

Deferred,    subordinated   real   estate     A   deferred,    subordinated   real                   $ - 0 -
disposition fee payable to affiliates         estate   disposition   fee,  payable
                                              upon   sale   of   one   or   more
                                              Properties,  in an amount equal to
                                              the  lesser of (i)  one-half  of a
                                              competitive       real      estate
                                              commission,  or (ii) three percent
                                              of  the   sales   price   of  such
                                              Property or Properties. Payment of
                                              such  fee  shall  be made  only if
                                              affiliates of the General Partners
                                              provide  a  substantial  amount of
                                              services  in  connection  with the
                                              sale of a Property  or  Properties
                                              and  shall  be   subordinated   to
                                              certain  minimum  returns  to  the
                                              Limited Partners.  However, if the
                                              net sales  proceeds are reinvested
                                              in a replacement Property, no such
                                              real estate  disposition  fee will
                                              be incurred until such replacement
                                              Property is sold and the net sales
                                              proceeds are distributed.

General        Partners'        deferred,     A   deferred,   subordinated   share                   $ - 0 -
sub-ordinated  share of  Partnership  net     equal to one percent of  Partnership
cash flow                                     distributions   of  net  cash  flow,
                                              subordinated   to  certain   minimum
                                              returns to the Limited Partners.

General        Partners'        deferred,     A   deferred,   subordinated   share                   $ - 0 -
sub-ordinated  share of  Partnership  net     equal    to    five    percent    of
sales  proceeds  from a sale or sales not     Partnership  distributions  of  such
in liquidation of the Partnership             net sales proceeds,  subordinated to
                                              certain   minimum   returns  to  the
                                              Limited Partners.






                                                                                                 Amount Incurred
       Type of Compensation                                                                       For the Year
            and Recipient                            Method of Computation                   Ended December 31, 1998
      -----------------------                        ---------------------                   -----------------------

General  Partners'  share of  Partnership     Distributions  of net sales proceeds                   $ - 0 -
net sales  proceeds  from a sale or sales     from   a   sale    or    sales    of
in liquidation of the Partnership             substantially     all     of     the
                                              Partnership's   assets   will   be
                                              distributed in the following order
                                              or priority: (i) first, to pay all
                                              debts  and   liabilities   of  the
                                              Partnership   and   to   establish
                                              reserves; (ii) second, to Partners
                                              with  positive   capital   account
                                              balances,   determined  after  the
                                              allocation  of  net  income,   net
                                              loss, gain and loss, in proportion
                                              to such  balances,  up to  amounts
                                              sufficient to reduce such balances
                                              to zero; and (iii) thereafter, 95%
                                              to the Limited  Partners and 5% to
                                              the General Partners.



         As discussed above in Item 8. Financial Statements and Supplementary Data -- Note 11. Subsequent Events, the Registrant has entered into an Agreement and Plan of Merger, dated March 11, 1999, with APF pursuant to which the Registrant would be merged with and into a subsidiary of APF in exchange for the issuance of APF Shares. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger. If the Merger is approved by Limited Partners holding units greater than 50% of the outstanding units of the Registrant, the General Partners of the Registrant would receive certain benefits, including:

         o With respect to their ownership in the Registrant, the General Partners will be issued approximately 41,846 shares of APF common stock, par value $0.01 per share.

         o        Following  the  Merger,  James M.  Seneff,  Jr.  and Robert A.
                  Bourne, the individual General Partners, will continue to serve as directors of APF, with Mr. Seneff serving as Chairman and Mr. Bourne serving as Vice Chairman. As APF directors, they may also be entitled to receive stock options under any stock option plan adopted by APF.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.  Financial Statements

                  Report of Independent Accountants

                  Balance Sheets at December 31, 1998 and 1997

                  Statements of Income for the years ended December 31, 1998, 1997, and 1996

                  Statements of Partners' Capital for the years ended December 31, 1998, 1997, and 1996

                  Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996

                  Notes to Financial Statements

         2.  Financial Statement Schedule

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 1998

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                  Depreciation at December 31, 1998

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

                  27       Financial Data Schedule (Filed herewith.)

         (b) The Registrant filed no reports on Form 8-K during the period October 1, 1998 through December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1999.

                                         CNL INCOME FUND XI, LTD.

                                         By:       CNL REALTY CORPORATION
                                                   General Partner

                                                   /s/ Robert A. Bourne
                                                   ROBERT A. BOURNE, President


                                         By:       ROBERT A. BOURNE
                                                   General Partner

                                                   /s/ Robert A. Bourne
                                                   ROBERT A. BOURNE


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



              Signature                          Title                               Date
              ---------                          -----                               ----
/s/ Robert A. Bourne             President,   Treasurer  and  Director          March 27, 1999
---------------------------
Robert A. Bourne                 (Principal  Financial and  Accounting
                                 Officer)

/s/ James M. Seneff, Jr.         Chief Executive  Officer and Director          March 27, 1999
---------------------------
James M. Seneff, Jr.             (Principal Executive Officer)





                                                                   CNL INCOME FUND XI, LTD.
                                                              (A Florida Limited Partnership)

                                                  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                     December 31, 1998

                                                                                           Costs Capitalized
                                                                                             Subsequent To
                                                                  Initial Cost                Acquisition
                                                        ----------------------------     ---------------------
                                          Encum-                       Buildings and     Improve-  Carrying
                                          brances           Land        Improvements       ments    Costs
                                        ----------      ------------  --------------     --------  --------

Properties the Partnership
  has Invested in Under
  Operating Leases:

    Burger King Restaurants:
      Amesbury, Massachusetts               -              $359,458      $791,913             -        -
      Bloomfield, Connecticut               -               266,685       555,656             -        -
      East Detroit, Michigan                -               305,813       508,386             -        -
      Gonzales, Louisiana                   -               362,073       575,454             -        -
      Denver, Colorado                      -               438,756             -             -        -
      Columbus, Ohio                        -               399,679       363,795             -        -
      Dayton, Ohio                          -               472,964       441,860             -        -
      Lawrence, Kansas                      -               321,505       411,353             -        -
      Roswell, New Mexico                   -               205,379       461,219             -        -
      Danbury, Connecticut (d)              -               220,496       498,434             -        -

    Denny's Restaurants:
      Orlando, Florida                      -               627,065             -             -        -
      Abilene, Texas                        -               274,220             -             -        -
      Wadsworth, Ohio                       -               187,368             -             -        -
      Avon, Colorado                        -               755,815             -       569,297        -
      Ocean Springs, Mississippi            -               303,267             -             -        -

    Golden Corral Family
     Steakhouse Restaurants:
      McAllen, Texas                        -               649,484       947,085             -        -
      Midwest City, Oklahoma                -               506,420       975,640             -        -
      Oklahoma City, Oklahoma               -               650,655       975,170             -        -

    Hardee's Restaurants:
      Dothan, Alabama                       -               275,791             -             -        -
      Huntersville, North Carolina          -               308,894             -             -        -
      North Augusta, South Carolina         -               201,056             -             -        -

    Jack in the Box Restaurants:
      Houston, Texas                        -               475,618       447,374             -        -
      Houston, Texas                        -               350,115       607,530             -        -
      Houston, Texas                        -               362,591       582,149             -        -
      Kingswood, Texas                      -               373,894       544,539             -        -
      Rockwall, Texas                       -               348,497       652,932             -        -
      Sacramento, California                -               500,623       524,823             -        -
      Show Low, Arizona                     -               185,602       503,343             -        -

    KFC Restaurant:
      Deming, New Mexico                    -               150,455             -             -        -

    Quincy's Restaurants:
      Lynchburg, Virginia                   -               359,532             -             -        -
      Sebring, Florida                      -               407,656       728,192             -        -
                                                       ------------  ------------  ------------  -------  -

                                                        $11,607,426   $12,096,847      $569,297        -
                                                       ============  ============  ============  =======  =

Property of Joint Venture in Which
  the Partnership has a 76.6%
  Interest and has Invested in
  Under an Operating Lease:

    Jack in the Box Restaurant:
      Des Moines, Washington                -              $322,726      $791,658             -        -
                                                       ============  ============  ============  =======  =

Property of Joint Venture in Which
  the Partnership has a 62.16% Interest
  and has Invested in Under an Operating
  Lease:

    Burger King Restaurant:
      Ashland, New Hampshire                -              $293,478      $997,104             -        -
                                                       ============  ============  ============  =======  =

Property in Which the Partnership has
  a 72.58% Interest as Tenants-in-Common
  and has Invested in Under an Operating
  Lease:

    Black-eyed Pea Restaurant:
      Corpus Christi, Texas                 -              $715,052      $726,005             -        -
                                                       ============  ============  ============  =======  =

Properties the Partnership has
  Invested in Under Direct
  Financing Leases:

    Burger King Restaurant:
      Denver, Colorado                      -                     -             -      $403,692        -

    Denny's Restaurants:
      Orlando, Florida                      -                     -             -       696,187        -
      Abilene, Texas                        -                     -             -       534,519        -
      Kent, Ohio                            -               101,488       421,645             -        -
      Cullman, Alabama                      -               191,016       577,043             -        -
      Ocean Springs, Mississippi            -                     -       324,225             -        -
      Wadsworth, Ohio                       -                     -       264,861             -        -

    Hardee's Restaurants:
      Dothan, Alabama                       -                     -       407,368             -        -
      Laurens, South Carolina (g)           -               170,905       537,361             -        -
      Huntersville, North Carolina          -                     -       465,665             -        -
      North Augusta, South Carolina         -                     -       457,712             -        -
      Old Fort, North Carolina              -               100,413       457,747             -        -

    KFC Restaurant:
      Deming, New Mexico                    -                     -             -       389,033        -

    Quincy's Restaurant:
      Lynchburg, Virginia                   -                     -       648,972             -        -
                                                       ------------  ------------  -----------  --------

                                                           $563,822    $4,562,599    $2,023,431        -
                                                       ============  ============  ===========  ========




         Gross Amount at Which                                                   Life on Which
        Carried at Close of Period (c)                                          Depreciation in
 ----------------------------------------                    Date                Latest Income
              Buildings and                Accumulated      of Con-     Date     Statement is
    Land       Improvements     Total      Depreciation    struction  Acquired     Computed
 ------------  ------------  ------------  -----------     ---------  --------  --------------


   $359,458      $791,913    $1,151,371     $171,834          1982    06/92           (b)
    266,685       555,656       822,341      120,569          1990    06/92           (b)
    305,813       508,386       814,199      110,312          1987    06/92           (b)
    362,073       575,454       937,527      124,865          1989    06/92           (b)
    438,756            (f)      438,756            -          1992    06/92           (d)
    399,679       363,795       763,474       76,812          1982    09/92           (b)
    472,964       441,860       914,824       92,165          1987    09/92           (b)
    321,505       411,353       732,858       85,802          1982    09/92           (b)
    205,379       461,219       666,598       96,203          1986    09/92           (b)
    220,496       498,434       718,930        5,249          1983    09/98           (b)


    627,065            (f)      627,065            -          1992    06/92           (d)
    274,220            (f)      274,220            -          1992    07/92           (d)
    187,368            (f)      187,368            -          1992    09/92           (d)
    755,815       569,297     1,325,112      112,507          1993    09/92           (b)
    303,267            (f)      303,267            -          1992    09/92           (d)



    649,484       947,085     1,596,569      206,455          1992    06/92           (b)
    506,420       975,640     1,482,060      212,680          1992    06/92           (b)
    650,655       975,170     1,625,825      215,338          1992    05/92           (b)


    275,791            (f)      275,791            -          1992    09/92           (d)
    308,894            (f)      308,894            -          1992    09/92           (d)
    201,056            (f)      201,056            -          1992    09/92           (d)


    475,618       447,374       922,992       93,478          1992    09/92           (b)
    350,115       607,530       957,645      126,943          1992    09/92           (b)
    362,591       582,149       944,740      121,639          1992    09/92           (b)
    373,894       544,539       918,433      113,781          1992    09/92           (b)
    348,497       652,932     1,001,429      136,429          1992    09/92           (b)
    500,623       524,823     1,025,446      109,661          1992    09/92           (b)
    185,602       503,343       688,945      105,173          1992    09/92           (b)


    150,455            (f)      150,455            -          1993    09/92           (d)


    359,532            (f)      359,532            -          1992    09/92           (d)
    407,656       728,192     1,135,848      151,890          1992    09/92           (b)
-----------  ------------  ------------  -----------

$11,607,426   $12,666,144   $24,273,570   $2,589,785
===========  ============  ============  ===========







   $322,726      $791,658    $1,114,384     $163,895          1992    10/92           (b)
===========  ============  ============  ===========







   $293,478      $997,104    $1,290,582     $207,798          1987    10/92           (b)
===========  ============  ============  ===========







   $715,052      $726,005    $1,441,057      $46,649          1992    01/97           (b)
===========  ============  ============  ===========






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


          -            (f)           (f)          (d)         1992    09/92           (d)
         (f)           (f)           (f)          (e)         1992    09/92           (e)
          -            (f)           (f)          (d)         1992    09/92           (d)
          -            (f)           (f)          (d)         1992    09/92           (d)
         (f)           (f)           (f)          (e)         1992    09/92           (e)


          -            (f)           (f)          (d)         1993    09/92           (d)


          -            (f)           (f)          (d)         1992    09/92           (d)
------------

          -
============




                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1998



(a) Transactions in real estate and accumulated depreciation during 1998, 1997 and 1996, are summarized as follows:


                                                                                                  Accumulated
                                                                                 Cost             Depreciation
                                                                            ----------------      -------------
              Properties the Partnership has Invested
                in Under Operating Leases:

                   Balance, December 31, 1995                                 $ 26,955,605           $ 1,604,799
                   Dispositions                                                   (939,459  )            (84,528 )
                   Depreciation expense                                                 --               476,198
                                                                            ----------------      ---------------

                   Balance, December 31, 1996                                   26,016,146             1,996,469
                   Depreciation expense                                                 --               458,660
                                                                            ----------------      ---------------

                   Balance, December 31, 1997                                   26,016,146             2,455,129
                   Dispositions                                                 (2,461,506  )           (309,280 )
                   Acquisitions                                                    718,930                    --
                   Depreciation expense                                                 --               443,936
                                                                            ----------------      ---------------

                   Balance, December 31, 1998                                 $ 24,273,570           $ 2,589,785
                                                                            ================      ===============

              Property of Joint  Venture  in Which the
                Partnership has a 76.6% Interest and has Invested in Under an Operating Lease:

                   Balance, December 31, 1995                                 $  1,114,384            $   84,729
                   Depreciation expense                                                 --                26,388
                                                                            ----------------      ---------------

                   Balance, December 31, 1996                                    1,114,384               111,117
                   Depreciation expense                                                 --                26,389
                                                                            ----------------      ---------------

                   Balance, December 31, 1997                                    1,114,384               137,506
                   Depreciation expense                                                 --                26,389
                                                                            ----------------      ---------------

                   Balance, December 31, 1998                                 $  1,114,384            $  163,895
                                                                            ================      ===============





                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
               ---------------------------------------------------
                            DEPRECIATION - CONTINUED
                            ------------------------

                                December 31, 1998

                                                                                                        Accumulated
                                                                                       Cost             Depreciation
                                                                                  --------------      -----------------
             Property of Joint Venture in Which the
               Partnership has a 62.16% Interest and has
               Invested in Under an Operating Lease:

                  Balance, December 31, 1995                                         $ 1,290,582           $   108,088
                  Depreciation expense                                                        --                33,237
                                                                                  --------------      -----------------

                  Balance, December 31, 1996                                           1,290,582               141,325
                  Depreciation expense                                                        --                33,237
                                                                                  --------------      -----------------

                  Balance, December 31, 1997                                           1,290,582               174,562
                  Depreciation expense                                                        --                33,236
                                                                                  --------------      -----------------

                  Balance, December 31, 1998                                         $ 1,290,582           $   207,798
                                                                                  ==============      =================


             Property in Which the Partnership has a
               72.58% Interest as Tenants-in-common
               and has Invested in Under an Operating Lease:

                  Balance, December 31, 1996                                             $    --              $     --
                  Acquisitions                                                         1,441,057                    --
                  Depreciation Expense                                                        --                22,448
                                                                                  --------------      -----------------

                  Balance, December 31, 1997                                           1,441,057                22,448
                  Depreciation expense                                                        --                24,201
                                                                                  --------------      -----------------

                  Balance, December 31, 1998                                         $ 1,441,057           $    46,649
                                                                                  ==============      =================


  (b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

  (c) As of December 31, 1998, the aggregate cost of the Properties owned by the Partnership and its consolidated joint ventures, and the unconsolidated joint ventures for federal income tax purposes was $31,502,465 and $3,846,023, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

                                December 31, 1998


  (f) For financial reporting purposes, certain components of the lease relating to land and building have been recorded as a direct financing lease. Accordingly, costs relating to these components of this lease are not shown.

  (g) The restaurant on this Property was converted from a Denny's restaurant to a Hardee's restaurant during 1994.

  (h) This Property was exchanged for a Burger King Property previously owned and located in Columbus, Ohio during 1998.

                                    EXHIBITS
                                    --------

                                  EXHIBIT INDEX


   Exhibit Number
   --------------

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