Form 10-Q
period 1999-03-31
CNL INCOME FUND XI LTD
filed 1999-05-17
CIK 879980

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 1999
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

   For the transition period from ____________________ to ___________________


                             Commission file number
                                     0-21560
                     ---------------------------------------


                            CNL Income Fund XI, Ltd.
 -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                                        59-3078854
------------------------------------------------------              ------------------------------------------------
(State or other jurisdiction of                                                    (I.R.S. Employer
incorporation or organization)                                                    Identification No.)


400 East South Street
Orlando, Florida                                                                         32801
------------------------------------------------------              ------------------------------------------------
      (Address of principal executive offices)                                        (Zip Code)


Registrant's telephone number
(including area code)                                                               (407) 650-1000
                                                                    ------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________

                                    CONTENTS



                                                                          Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets

                      Condensed Statements of Income

                      Condensed Statements of Partners' Capital

                      Condensed Statements of Cash Flows

                      Notes to Condensed Financial Statements

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk

Part II.

     Other Information

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                                March 31,               December 31,
                                                                                   1999                     1998
                                                                            -------------------      -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation of $2,696,431 and
       $2,589,785                                                                 $ 21,914,945             $ 21,683,785
   Net investment in direct financing leases                                         7,455,352                6,786,286
   Investment in joint ventures                                                      2,759,981                2,521,613
   Cash and cash equivalents                                                         1,872,630                1,559,240
   Restricted cash                                                                          --                1,640,936
   Receivables, less allowance for doubtful accounts
       of $869 and $5,820                                                               36,172                  132,311
   Prepaid expenses                                                                     13,454                   12,335
   Accrued rental income                                                             1,677,835                1,645,062
   Other assets                                                                        122,024                  122,024
                                                                            -------------------      -------------------

                                                                                  $ 35,852,393             $ 36,103,592
                                                                            ===================      ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                                 $   42,816               $   14,461
   Accrued and escrowed real estate taxes payable                                       16,436                   15,138
   Distributions payable                                                               875,006                  995,006
   Due to related party                                                                 11,398                   25,446
   Rents paid in advance and deposits                                                   90,907                   92,069
                                                                            -------------------      -------------------
       Total liabilities                                                             1,036,563                1,142,120

   Minority interest                                                                   503,903                  503,860

   Partners' capital                                                                34,311,927               34,457,612
                                                                            -------------------      -------------------

                                                                                  $ 35,852,393             $ 36,103,592
                                                                            ===================      ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                    Quarter Ended
                                                                                      March 31,
                                                                                1999              1998
                                                                           ---------------    --------------
Revenues:
    Rental income from operating leases                                         $ 643,500         $ 675,491
    Earned income from direct financing leases                                    235,529           207,060
    Contingent rental income                                                       20,242            19,768
    Interest and other income                                                      20,934            12,405
                                                                           ---------------    --------------
                                                                                  920,205           914,724
                                                                           ---------------    --------------

Expenses:
    General operating and administrative                                           42,360            29,458
    Professional services                                                          10,838             4,952
    Management fees to related party                                                9,476             9,342
    State and other taxes                                                          28,189            23,334
    Depreciation and amortization                                                 106,646           114,665
    Transaction costs                                                              34,967                --
                                                                           ---------------    --------------
                                                                                  232,476           181,751
                                                                           ---------------    --------------

Income Before Minority Interests in Income of
    Consolidated Joint Ventures and Equity in
    Earnings of Unconsolidated Joint Ventures                                     687,729           732,973

Minority Interests in Income of Consolidated
    Joint Ventures                                                                (16,409 )         (17,018 )

Equity in Earnings of Unconsolidated Joint Ventures                                58,001            40,001
                                                                           ---------------    --------------

Net Income                                                                      $ 729,321         $ 755,956
                                                                           ===============    ==============

Allocation of Net Income:
    General partners                                                            $   7,293         $   7,560
    Limited partners                                                              722,028           748,396
                                                                           ---------------    --------------

                                                                                $ 729,321         $ 755,956
                                                                           ===============    ==============

Net Income Per Limited Partner Unit                                              $   0.18          $   0.19
                                                                           ===============    ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                                           4,000,000         4,000,000
                                                                           ===============    ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                             Quarter Ended           Year Ended
                                                                               March 31,            December 31,
                                                                                  1999                  1998
                                                                           -------------------    ------------------
General partners:
    Beginning balance                                                             $   211,047            $  176,232
    Net income                                                                          7,293                34,815
                                                                           -------------------    ------------------
                                                                                      218,340               211,047
                                                                           -------------------    ------------------

Limited partners:
    Beginning balance                                                              34,246,565            34,132,000
    Net income                                                                        722,028             3,774,589
    Distributions ($0.22 and $0.92 per
       limited partner unit, respectively)                                           (875,006 )          (3,660,024 )
                                                                           -------------------    ------------------
                                                                                   34,093,587            34,246,565
                                                                           -------------------    ------------------

Total partners' capital                                                          $ 34,311,927          $ 34,457,612
                                                                           ===================    ==================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                         Quarter Ended
                                                                                           March 31,
                                                                                    1999               1998
                                                                                --------------    ---------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                       $ 974,168         $1,024,997
                                                                                --------------    ---------------

    Cash Flows from Investing Activities:
       Additions to land and buildings on operating
          leases                                                                     (337,806 )               --
       Investment in direct financing leases                                         (694,610 )               --
       Investment in joint ventures                                                  (247,286 )               --
       Decrease in restricted cash                                                  1,630,296                 --
                                                                                --------------    ---------------
              Net cash provided by investing activities                               350,594                 --
                                                                                --------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                             (995,006 )         (875,006 )
       Distributions to holders of minority interests                                 (16,366 )          (19,126 )
                                                                                --------------    ---------------
              Net cash used in financing activities                                (1,011,372 )         (894,132 )
                                                                                --------------    ---------------

Net Increase in Cash and Cash Equivalents                                             313,390            130,865

Cash and Cash Equivalents at Beginning of Quarter                                   1,559,240          1,272,386
                                                                                --------------    ---------------

Cash and Cash Equivalents at End of Quarter                                        $1,872,630         $1,403,251
                                                                                ==============    ===============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          quarter                                                                   $ 875,006          $ 915,006
                                                                                ==============    ===============


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


1.   Basis of Presentation:

        The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

        These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XI, Ltd. (the "Partnership") for the year ended December 31, 1998.

        The Partnership accounts for its 85 percent interest in Denver Joint Venture and its 77.33% interest in CNL/Airport Joint Venture using the consolidation method. Minority interests represent the minority joint venture partners' proportionate share of the equity in the Partnership's consolidated joint ventures. All significant intercompany accounts and transactions have been eliminated.

2. Land and Buildings on Operating Leases:

        In January 1999, the Partnership reinvested a portion of the net sales proceeds it received from the 1998 sale of the property in Nashua, New Hampshire in a Burger King property located in Yelm, Washington, at an approximate cost of $1,032,400. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the land portion of this property was classified as an operating lease while the building portion was classified as a capital lease.

3.   Investment in Joint Ventures:

        In February 1999, the Partnership reinvested a portion of the remaining net sales proceeds it received from the 1998 sale of the property in Nashua, New Hampshire in a joint venture arrangement, Portsmouth Joint Venture, with CNL Income Fund XVIII, Ltd., an affiliate of the general partners, to purchase and hold one restaurant property. As of March 31, 1999, the Partnership had contributed approximately $247,000 to the joint venture and owned a 42.8% interest in the profits and losses of this joint venture. The Partnership accounts for its investment in this joint venture under the equity method since the Partnership shares control with this affiliate.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


3.   Investment in Joint Ventures - Continued:

        The following presents the combined, condensed financial information for the joint ventures and the property held as tenants-in-common with an affiliate at:

                                                                           March 31,             December 31,
                                                                              1999                   1998
                                                                        -----------------      ------------------
                Land and buildings on operating
                    leases, less accumulated
                    depreciation                                             $ 3,660,771             $ 3,427,681
                Net investment in direct
                    financing lease                                              323,424                      --
                Cash                                                               8,405                   1,109
                Prepaid expenses                                                   3,230                   8,290
                Accrued rental income                                            139,279                 130,585
                Liabilities                                                          155                      --
                Partners' capital                                              4,134,954               3,567,665
                Revenues                                                         111,420                 399,305
                Net income                                                        83,608                 300,036

        The Partnership recognized income totalling $58,001 and $40,001 for the quarters ended March 31, 1999 and 1998, respectively, from these joint ventures.

4.   Merger Transaction:

       On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 4,394,196 shares of its common stock, par value $0.01 per share (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $43,333,961 of December

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


4.   Merger Transaction - Continued:

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

       On May 5, 1999, four limited partners in several of the CNL Income Funds filed a lawsuit against the general partners and APF in connection with the proposed Merger (see Part II - Item 1. Legal Proceedings). The general partners and APF believe that the lawsuit is without merit and intend to defend vigorously against the claims. Because the lawsuit was so recently filed, it is premature to further comment on the lawsuit at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 20, 1991 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are, in general, triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance, and utilities. As of March 31, 1999, the Partnership owned 40 Properties, which included interests in five Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 1999 and 1998 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $974,168 and $1,024,997 for the quarters ended March 31, 1999 and 1998, respectively. The decrease in cash from operations for the quarter ended March 31, 1999 is primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the quarter ended March 31, 1999.

         In January 1999, the Partnership reinvested a portion of the net sales proceeds it received from the 1998 sale of the Property in Nashua, New Hampshire in a Burger King Property located in Yelm, Washington, at an approximate cost of $1,034,000. In addition, in February 1999, the Partnership reinvested a portion of the remaining net sales proceeds in a joint venture arrangement, Portsmouth Joint Venture, with CNL Income Fund XVIII, Ltd., an affiliate of the general partners, to purchase and hold one restaurant Property, at a total cost of approximately $584,100. The Partnership contributed approximately $247,300 and had a 42.8% interest in the profits and losses of the joint venture as of March 31, 1999. The Partnership intends to invest the remaining net sales proceeds in a replacement Property.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 1999, the Partnership had $1,872,630 invested in such short-term investments, as compared to $1,559,240 at December 31, 1998. The increase in cash and cash equivalents during the quarter ended March 31, 1999, is primarily attributable to the release of a portion of the funds held in escrow at December 31, 1998 relating to the sale of the Property in Nashua, New Hampshire during 1998. The funds remaining at March 31, 1999, after payment of distributions and other liabilities, will be used to invest in an additional Property and to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, decreased to $1,036,563 at March 31, 1999 from $1,142,120 at December 31, 1998 primarily as a result of the Partnership accruing a special distribution payable to the limited partners of $120,000, representing cumulative excess operating reserves, at December 31, 1998, which was paid in January 1999. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, and for the quarter ended March 31, 1998, accumulated excess operating reserves, the Partnership declared distributions to limited partners of $875,006 and $915,006 for the quarters ended March 31, 1999 and 1998, respectively. This represents distributions of $0.22 and $0.23 per unit, respectively. No distributions were made to the general partners for the quarters ended March 31, 1999 and 1998. No amounts distributed to the limited partners for the quarters ended March 31, 1999 and 1998 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. APF has agreed to issue shares of its common stock, par value $0.01 per share (the "APF Shares"), as consideration for the Merger. APF has agreed to issue 4,394,196 APF Shares which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $43,333,961 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 5, 1999, four limited partners in several of the CNL Income Funds filed a lawsuit against the general partners and APF in connection with the proposed Merger (see Part II - Item 1. Legal Proceedings). The general partners and APF believe that the lawsuit is without merit and intend to defend vigorously against the claims. Because the lawsuit was so recently filed, it is premature to further comment on the lawsuit at this time.

Results of Operations

         During the quarters ended March 31, 1999 and 1998, the Partnership and its consolidated joint ventures, Denver Joint Venture and CNL/Airport Joint Venture, owned and leased 36 wholly owned Properties (which included one Property in Nashua, New Hampshire, which was sold in October 1998) to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1999 and 1998, the Partnership, Denver Joint Venture and CNL/Airport Joint Venture earned $879,029 and $882,551, respectively, in rental income from operating leases and earned income from direct financing leases. In addition, during the quarters ended March 31, 1999 and 1998, the Partnership earned $20,242 and $19,768, respectively, in contingent rental income.

         In addition, during the quarter ended March 31, 1998, the Partnership owned and leased two Properties indirectly through other joint venture arrangements and owned and leased one Property with an affiliate as tenants-in-common, and during the quarter ended March 31, 1999 the Partnership owned and leased three Properties indirectly through other joint venture arrangements and owned and leased one Property with and affiliate as tenants-in-common. In connection therewith, during the quarters ended March 31, 1999 and 1998, the Partnership earned $58,001 and $40,001, respectively, attributable to net income earned by unconsolidated joint ventures. Net income earned by joint ventures during the quarter ended March 31, 1998 was less than that earned during the quarter ended March 31, 1999, primarily due to the fact that Ashland Joint Venture adjusted estimated contingent rental amounts accrued at December 31, 1997 to actual amounts during the quarter ended March 31, 1998.

         Operating expenses, including depreciation and amortization expense, were $232,476 and $181,751 for the quarters ended March 31, 1999 and 1998, respectively. The increase in operating expenses during 1999, as compared to 1998, is primarily a result of the Partnership incurring $34,967 in transaction costs relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described above in "Liquidity and Capital Resources." If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

Year 2000 Readiness Disclosure

         The Year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. The Partnership does not have any information or non-information technology systems. The general partners and affiliates of the general partners provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the affiliates of the general partners consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates of the general partners are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates of the general partners have no internally generated programmed software coding to correct, because substantially all of the software utilized by the general partners and affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases.

         In early 1998, the general partners and affiliates formed a Year 2000 committee (the "Y2K Team") for the purpose of identifying, understanding and addressing the various issues associated with the Year 2000 problem. The Y2K Team consists of the general partners and members from the affiliates of the general partners, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management. The Y2K Team's initial step in assessing the Partnership's Year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential Year 2000 problems. The Y2K Team is in the process of conducting inspections, interviews and tests to identify which of the Partnership's systems could have a potential Year 2000 problem.

         The information system of the affiliates of the general partners is comprised of hardware and software applications from mainstream suppliers. Accordingly, the Y2K Team is in the process of contacting the respective vendors and manufacturers to verify the Year 2000 compliance of their products. In addition, the Y2K Team has also requested and is evaluating documentation from other companies with which the Partnership has a material third party relationship, including the Partnership's tenants, vendors, financial institutions and the Partnership's transfer agent. The Partnership depends on its tenants for rents and cash flows, its financial institutions for availability of cash and its transfer agent to maintain and track investor information. The Y2K Team has also requested and is evaluating documentation from the non-information technology systems providers of the affiliates of the general partners. Although the general partners continue to receive positive responses from the Companies with which the Partnership has third party relationships regarding their Year 2000 compliance, the general partners cannot be assured that the tenants, financial institutions, transfer agent, other vendors and system providers have adequately considered the impact of the Year 2000. The general partners are not able to measure the effect on the operations of the Partnership of any third party's failure to adequately address the impact of the Year 2000.

         The general partners and their affiliates have identified and have implemented upgrades for certain hardware equipment. In addition, the general partners and their affiliates have identified certain software applications which will require upgrades to become Year 2000 compliant. The general partners expect all of these upgrades, as well as any other necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership, to be completed by September 30, 1999, although, the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible Year 2000 issues. The general partners do not expect the aggregate cost of the Year 2000 remedial measures to be material to the results of operations of the Partnership.

         The general partners and affiliates have received certification from the Partnership's transfer agent of its Year 2000 compliance. Due to the material relationship of the Partnership with its transfer agent, the Y2K Team is evaluating the Year 2000 compliance of the systems of the transfer agent and expects to have the evaluation completed by September 30, 1999. Despite the positive response from the transfer agent and the evaluation of the transfer agent's system by the Y2K Team, the general partners cannot be assured that the transfer agent has addressed all possible Year 2000 issues. In the event that the systems of the transfer agent are not Year 2000 compliant, the general partners and their affiliates would have to allocate resources to internally perform the functions of the transfer agent. The general partners do not anticipate that the additional cost of these resources would have a material impact on the Partnership.

         Based upon the progress the general partners and affiliates have made in addressing the Year 2000 issues and their plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with Year 2000 compliance at this time. The general partners and their affiliates plan to address their significant Year 2000 issues prior to the Partnership being affected by them; therefore, they have not developed a comprehensive contingency plan. However, if the general partners and their affiliates identify significant risks related to their Year 2000 compliance, or if their progress deviates from the anticipated timeline, the general partners and their affiliates will develop contingency plans as deemed necessary at that time.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1.       Legal Proceedings.

              On May 5, 1999, four limited partners in several of the CNL Income Funds filed a lawsuit, Jon Hale, Mary J. Hewitt, Charles A. Hewitt, and Gretchen M. Hewitt v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the Messrs. Seneff and Bourne and CNL Realty Corporation, as general partners of the CNL Income Funds, breached their fiduciary duties and violated the provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed acquisition of the CNL Income Funds by APF. The plaintiffs are seeking unspecified damages and equitable relief. The general partners and APF believe that the lawsuit is without merit and intend to defend vigorously against such claims. Because the lawsuit was so recently filed, it is premature to further comment on the lawsuit at this time.

Item 2.       Changes in Securities.  Inapplicable.

Item 3.       Defaults upon Senior Securities.  Inapplicable.

Item 4.       Submission of Matters to a Vote of Security Holders. Inapplicable.

Item 5.       Other Information.  Inapplicable.

Item 6.       Exhibits and Reports on Form 8-K.

               (a)  Exhibits

                     2.1 Agreement and Plan of Merger by and between the Registrant and CNL American Properties Fund, Inc. ("APF") dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for the Registrant constituting a part of the Registration Statement of APF on Form S-4, File No. 74329.)

                     3.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XI, Ltd. (Included as Exhibit
                                3.2 to Registration Statement No. 33-43278 on Form S-11 and incorporated herein by reference.)

                     4.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XI, Ltd. (Included Exhibit
                                3.2 to Registration Statement 33-43278 on Form S-11 and incorporated herein by reference.)

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

                     10.2 Assignment of Management Agreement from CNL Investment Company to CNL Fund Advisors, Inc. (Included as Exhibit 10.2 to Form 10-K filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.)

                     10.3 Assignment of Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as Exhibit 10.3 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

                     27         Financial Data Schedule (Filed herewith.)

               (b)  Reports on Form 8-K

                      Current Report on Form 8-K dated March 11, 1999 and filed March 12, 1999, describing the proposed merger of the Partnership with and into a subsidiary of CNL American Properties Fund, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 14th day of May, 1999.


                   CNL INCOME FUND XI, LTD.

                   By:  CNL REALTY CORPORATION
                        General Partner


                         By:          /s/ James M. Seneff, Jr.
                                      -------------------------------------
                                      JAMES M. SENEFF, JR.
                                      Chief Executive Officer
                                      (Principal Executive Officer)


                         By:          /s/ Robert A. Bourne
                                      -------------------------------------
                                      ROBERT A. BOURNE
                                      President and Treasurer
                                      (Principal Financial and
                                      Accounting Officer)