Form 10-K/A
period 1997-12-31
CNL INCOME FUND XI LTD
filed 1999-07-30
CIK 879980

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1


(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________


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

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

         The Form 10-K of CNL Income Fund XI, Ltd. for the year ended December 31, 1997 is being amended to provide additional disclosure under Item 1. Business, Item 2. Properties and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources, Short-Term Liquidity and Long-Term Liquidity.



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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $35,200,000, and were used to acquire 39 Properties, including interests in four Properties owned by joint ventures in which the Partnership is a co-venturer, and to establish a working capital reserve for Partnership purposes. During the year ended December 31, 1996, the Partnership sold its Property in Philadelphia, Pennsylvania. During January 1997, the Partnership reinvested the net sales proceeds from the sale of the Property in Philadelphia, Pennsylvania, in a Black-eyed Pea Property located in Corpus Christi, Texas, with an affiliate of the General Partners as tenants-in-common. As a result of these transactions, as of December 31, 1997, the Partnership owned 39 Properties. The 39 Properties included interests in four Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common. The Partnership leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.


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

         Generally, the leases of the Properties provide for two to five -year renewal options subject to the same terms and conditions as the initial lease. Certain lessees also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

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

Major Tenants

         During 1997, five lessees (or group of affiliated lessees) of the Partnership and its consolidated joint ventures, (i) Golden Corral Corporation,
(ii) Foodmaker, Inc., (iii) Burger King Corporation and BK Acquisition, Inc. (which are affiliated entities under common control) (hereinafter referred to as Burger King Corporation), (iv) Flagstar Enterprises, Inc., Denny's, Inc. and Quincy's Restaurants, Inc. (which are affiliated entities under common control of Flagstar Corporation) (hereinafter referred to as Flagstar Corporation), and DenAmerica Corporation each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint ventures, the Partnership's share of rental income from two Properties owned by unconsolidated joint ventures and one Property owned with an affiliate as tenants-in-common). As of December 31, 1997, Golden Corral Corporation was the lessee under leases relating to three restaurants, Foodmaker, Inc. was the lessee under leases relating to eight restaurants, Burger King Corporation was the lessee under leases relating to eight restaurants, Flagstar Corporation was the lessee under leases relating to nine restaurants and DenAmerica Corporation was the lessee under leases relating to five restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these five lessees (or group of affiliated lessees)  each  will  continue  to  contribute  more  than  ten  percent  of the
Partnership's total rental income in 1998 and subsequent years. In addition, four Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Jack in the Box, Burger King and Denny's, each accounted for more than ten percent of the Partnership's total rental income during 1997 (including rental income from the Partnership's consolidated joint ventures, the Partnership's share of rental income from two Properties owned by unconsolidated joint ventures and one Property owned with an affiliate as tenants-in-common). In subsequent years, it is anticipated that these four Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

Joint Venture Arrangements and Tenancy in Common Arrangements

         The Partnership has entered into two separate joint venture arrangements: Denver Joint Venture with an unaffiliated entity to purchase and hold one Property and CNL/Airport Joint Venture with an unaffiliated entity to purchase and hold one Property. In addition, the Partnership has entered into two separate joint venture arrangements: Ashland Joint Venture with CNL Income Fund IX, Ltd. and CNL Income Fund X, Ltd., affiliates of the General Partners, to purchase and hold one Property; and Des Moines Real Estate Joint Venture with CNL Income Fund VII, Ltd. and CNL Income Fund XII, Ltd., affiliates of the General Partners, to purchase and hold one Property. Each of the affiliates is a limited partnership organized pursuant to the laws of the State of Florida.

         The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint ventures in accordance with their respective percentage interests in the joint ventures. The Partnership has an 85 percent interest in Denver Joint Venture, a 77.33% interest in CNL/Airport Joint Venture, a 62.16% interest in Ashland Joint Venture and a 76.6% interest in Des Moines Real Estate Joint Venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint ventures.


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


         In addition to the above joint venture agreements, in January 1997, the Partnership entered into an agreement to hold a Black-eyed Pea Property as tenants-in-common , with CNL Income Fund XVII, Ltd., an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co- tenant's percentage interest. The Partnership owns a 72.50 percent interest in this Property. The affiliate is a limited partnership organized pursuant to the laws of the State of Florida. The tenancy in common agreement restricts each co-tenant's ability to sell, transfer, or assign its interest in the tenancy in common's Property without first offering it for sale to the remaining co-tenant.

         The use of joint venture and tenancy in common arrangements allows the Partnership to fully invest its available funds at times at which it would not have sufficient funds to purchase an additional property, or at times when a suitable opportunity to purchase an additional property is not available. The use of joint venture and tenancy in common arrangements also provides the Partnership with increased diversification of its portfolio among a greater number of properties. In addition, tenancy in common arrangements may allow the Partnership to defer the gain for federal income tax purposes upon the sale of the property if the proceeds are reinvested in an additional property.


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

Item 2.  Properties


         As of December 31, 1997, the Partnership owned 39 Properties. Of the 39 Properties, 34 are owned by the Partnership in fee simple, four are owned through joint venture arrangements and one Property is owned through a tenancy in common arrangement. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.


Description of Properties

         Land. The Partnership's Property sites range from approximately 18,000 to 329,000 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership as of December 31, 1997 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation filed with this report.

         State                                         Number of Properties
         -----                                         --------------------

         Alabama                                                2
         Arizona                                                1
         California                                             1
         Colorado                                               2
         Connecticut                                            1
         Florida                                                2
         Kansas                                                 1
         Louisiana                                              1
         Massachusetts                                          1
         Michigan                                               1
         Mississippi                                            1
         North Carolina                                         2
         New Hampshire                                          2
         New Mexico                                             2
         Ohio                                                   5
         Oklahoma                                               2
         South Carolina                                         2
         Texas                                                  8
         Virginia                                               1
         Washington                                             1
                                                           -------
         TOTAL PROPERTIES:                                     39
                                                           =======

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 2,100 to 11,400 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1997, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 40 years for federal income tax purposes. As of December 31, 1997, the aggregate cost basis of the Properties owned by the Partnership (including its consolidated joint ventures), and the unconsolidated joint ventures (including the Property owned through a tenancy in common arrangement) for federal income tax purposes was $32,903,294 and $3,449,716, respectively.

         The following table lists the Properties owned by the Partnership as of December 31, 1997 by Restaurant Chain.

         Restaurant Chain                            Number of Properties
         ----------------                            --------------------

         Black-Eyed Pea                                          1
         Burger King                                            12
         Denny's                                                 7
         Golden Corral                                           3
         Hardee's                                                5
         Jack in the Box                                         8
         KFC                                                     1
         Quincy's                                                2
                                                            -------
         TOTAL PROPERTIES                                       39
                                                            =======

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

         Leases. The Partnership leases the Properties to operators of selected national and regional fast-food restaurant chains. The leases are generally on a long-term "triple net" basis, meaning that the tenant is responsible for repairs, maintenance, property taxes, utilities and insurance. Generally, a lessee is required, under the terms of its lease agreement, to make such capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs and equipment so as to comply with the lessee's obligations, if applicable, under the franchise agreement to reflect the current commercial image of its Restaurant Chain. These capital expenditures are required to be paid by the lessee during the term of the lease. The terms of the leases of the Properties owned by the Partnership are described in Item 1. Business - Leases.

         At December 31, 1997, 1996, 1995, 1994, and 1993 all of the Properties were occupied. The following is a schedule of the average annual rent for each of the five years ended December 31:

                                                           For the Year Ended December 31:
                                   1997            1996              1995             1994             1993
                              -------------------------------------------------------------------------------------

    Rental Revenues (1)        $4,071,074        $4,033,108       $3,975,403        $4,009,745      $3,828,735
    Properties                         39                38               39                39              39
    Average Rent per Unit        $104,387          $106,134         $101,933          $102,814         $98,173

(1) Rental revenues include the Partnership's share of rental revenues from the four Properties owned through joint venture arrangements and the one property owned through a tenancy in common arrangement. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

         The following is a schedule of lease expirations for leases in place as of December 31, 1997 for each of the ten years beginning with 1998 and thereafter.

                                                                                            Percentage of
                                            Number              Annual Rental                Gross Annual
        Expiration Year                 of Leases                  Revenues                 Rental Income
    -----------------------        ------------------        -------------------            --------------
              1998                              -                          -                           -
              1999                              -                          -                           -
              2000                              -                          -                           -
              2001                              -                          -                           -
              2002                              -                          -                           -
              2003                              -                          -                           -
              2004                              -                          -                           -
              2005                              -                          -                           -
              2006                              8                    725,920                      18.87%
              2007                              3                    498,758                      12.97%
              Thereafter                       28                  2,621,894                      68.16%
                                         --------              -------------              --------------
              Totals                           39                  3,846,572                     100.00%


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

                                     PART II


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


      The Partnership was organized on August 20, 1991, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1997, the Partnership owned 39 Properties, either directly or through joint venture or tenancy in common arrangements.

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

      None of the Properties owned by the Partnership, or the joint ventures or the tenancy in common arrangement in which the Partnership owns an interest, is or may be encumbered. Subject to certain restrictions on borrowing, however, the Partnership may borrow funds but will not encumber any of the Properties in connection with any such borrowing. The Partnership will not borrow for the purpose of returning capital to the Limited Partners. The Partnership will not borrow under arrangements that would make the Limited Partners liable to creditors of the Partnership. The General Partners further have represented that they will use their reasonable efforts to structure any borrowing so that it will not constitute "acquisition indebtedness" for federal income tax purposes and also will limit the Partnership's outstanding indebtedness to three percent of the aggregate adjusted tax basis of its Properties. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

      Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties pending reinvestment in additional Properties, are invested in money market accounts or other short-term highly liquid investments such as demand deposit accounts at commercial banks, CDs and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At December 31, 1997, the Partnership had $1,272,386 invested in such short-term investments as compared to $1,225,860 at December 31, 1996. As of December 31, 1997, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately three percent annually. The funds remaining at December 31, 1997, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

Short-Term Liquidity

       The Partnership's short-term liquidity requirements consist primarily of the operating expenses of the Partnership.


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


      The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on cash from operations, and during the years ended December 31, 1996 and 1995, cumulative excess operating reserves, the Partnership declared distributions to the Limited Partners of $3,500,024, $3,540,024 and $3,540,023 for the years ended December 31, 1997, 1996 and 1995, respectively. This represents a distribution of $0.88 per Unit for the year ended December 31, 1997 and $0.89 per Unit for each of the years ended December 31, 1996 and 1995. The General Partners anticipate that the Partnership will declare a special distribution to the Limited Partners during the quarter ending March 31, 1998, representing cumulative excess operating reserves. No amounts distributed to the Limited Partners for the years ended December 31, 1997, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

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

Long-Term Liquidity

      The Partnership has no long-term debt or other long-term liquidity requirements.


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

         During  the  years  ended  December  31,  1997,   1996  and  1995,  the
Partnership  and its  consolidated  joint  ventures,  Denver  Joint  Venture and
CNL/Airport  Joint  Venture,  earned  $3,543,984,   $3,615,977  and  $3,609,385,
respectively, in rental income from operating leases and earned income from direct financing leases. The decrease in rental and earned income during 1997 as compared to 1996, is primarily attributable to the sale of the Property in Philadelphia, Pennsylvania in November 1996, as described above in "Capital Resources." In January 1997, the Partnership reinvested the net sales proceeds in a Property in Corpus Christi, Texas, with an affiliate of the General Partners, as described above in "Capital Resources."


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

         In addition, for the years ended December 31, 1997, 1996 and 1995, the Partnership earned $236,103, $118,211 and $118,384, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer. The increase in net income earned by unconsolidated joint venture during 1997, as compared to 1996, is primarily attributable to the Partnership investing in a Property in Corpus Christi, Texas, in January 1997, with an affiliate of the General Partners as tenants-in-common, as described above in "Capital Resources."


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


      The increase in operating expenses during 1996, as compared to 1995, was partially offset by the Partnership receiving a state tax refund during 1996, for state taxes paid in prior years and by a decrease in depreciation expense as a result of the sale of the Property in Philadelphia, Pennsylvania, in November 1996, as described above in "Capital Resources."

      As a result of the sale of the Property in Philadelphia, Pennsylvania, as described above in "Capital Resources," the Partnership recognized a gain of $213,685 for financial reporting purposes for the year ended December 31, 1996. No Properties were sold during the years ended December 31, 1997 or 1995.


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

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of July, 1999.


                                         CNL INCOME FUND XI, LTD.

                                         By:    CNL REALTY CORPORATION
                                                General Partner

                                                /s/ Robert A. Bourne
                                                --------------------
                                                ROBERT A. BOURNE, President


                                         By:    ROBERT A. BOURNE
                                                General Partner

                                                /s/ Robert A. Bourne
                                                --------------------
                                                ROBERT A. BOURNE


                                         By:    JAMES M. SENEFF, JR.
                                                General Partner

                                                /s/ James M. Seneff, Jr.
                                                ------------------------
                                                JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                          Date
       ---------                      -----                          ----

/s/ Robert A. Bourne             President, Treasurer and         July 29, 1999
--------------------             Director (Principal Financial
Robert A. Bourne                 and Accounting Officer)



/s/ James M. Seneff, Jr.         Chief Executive Officer          July 29, 1999
------------------------         and Director (Principal
James M. Seneff, Jr.             Executive Officer)