Form 10-Q
period 1999-06-30
CNL INCOME FUND XI LTD
filed 1999-08-12
CIK 879980

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended                       June 30, 1999
                               -------------------------------------------------

                                       OR

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _____________________ to _____________________


                             Commission file number
                                     0-21560
                      ------------------------------------


                            CNL Income Fund XI, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                         59-3078854
----------------------------------              -------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


400 East South Street
Orlando, Florida                                              32801
------------------------------------------      --------------------------------
 (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                     (407) 650-1000
                                                --------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _______

                                    CONTENTS
                                    --------



                                                                           Page
                                                                           ----
Part I.

     Item 1.    Financial Statements:

                    Condensed Balance Sheets                                 1

                    Condensed Statements of Income                           2

                    Condensed Statements of Partners' Capital                3

                    Condensed Statements of Cash Flows                       4

                    Notes to Condensed Financial Statements                5-7

     Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   8-13

     Item 3.    Quantitative and Qualitative Disclosures About
                    Market Risk                                             13

Part II.

     Other Information                                                   14-15

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS




                                                                           June 30,          December 31,
                                                                             1999                1998
                                                                       ---------------       ------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation of $2,803,077 and
       $2,589,785, respectively                                           $ 21,808,299        $ 21,683,785
   Net investment in direct financing leases                                 7,428,455           6,786,286
   Investment in joint ventures                                              2,772,561           2,521,613
   Cash and cash equivalents                                                 1,804,990           1,559,240
   Restricted cash                                                                  --           1,640,936
   Receivables, less allowance for doubtful accounts
       of $562 and $5,820, respectively                                         82,368             132,311
   Prepaid expenses                                                             13,864              12,335
   Accrued rental income                                                     1,711,758           1,645,062
   Other assets                                                                122,024             122,024
                                                                    -------------------   -----------------

                                                                          $ 35,744,319        $ 36,103,592
                                                                    ===================   =================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                         $   89,097          $   14,461
   Accrued and escrowed real estate taxes payable                               15,677              15,138
   Distributions payable                                                       875,006             995,006
   Due to related party                                                         24,887              25,446
   Rents paid in advance and deposits                                           51,158              92,069
                                                                    -------------------   -----------------
       Total liabilities                                                     1,055,825           1,142,120

   Commitments and Contingencies (Note 4)

   Minority interest                                                           504,504             503,860

   Partners' capital                                                        34,183,990          34,457,612
                                                                    -------------------   -----------------

                                                                          $ 35,744,319        $ 36,103,592
                                                                    ===================   =================



            See accompanying notes to condensed financial statements.




                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                  Quarter Ended                   Six Months Ended
                                                                    June 30,                          June 30,
                                                              1999            1998              1999             1998
                                                           ------------    ------------     -------------     ------------
Revenues:
    Rental income from operating leases                      $ 646,271       $ 675,491       $ 1,289,771      $
                                                                                                               1,350,982
    Earned income from direct financing leases                 239,569         206,345           475,098         413,405
    Contingent rental income                                    34,651          42,996            54,893          62,764
    Interest and other income                                   21,121          85,643            42,055          98,048
                                                           ------------    ------------     -------------     ------------
                                                               941,612       1,010,475         1,861,817       1,925,199
                                                           ------------    ------------     -------------     ------------

Expenses:
    General operating and administrative                        29,589          44,999            71,949          74,457
    Professional services                                       11,634           9,241            22,472          14,193
    Management fees to related party                             9,724           9,710            19,200          19,052
    State and other taxes                                          157           1,036            28,346          24,370
    Depreciation and amortization                              106,646         114,665           213,292         229,330
    Transaction costs                                           85,130              --           120,097              --
                                                           ------------    ------------     -------------     ------------
                                                               242,880         179,651           475,356         361,402
                                                           ------------    ------------     -------------     ------------

Income Before Minority Interests in Income of
    Consolidated Joint Ventures and Equity in
    Earnings of Unconsolidated Joint Ventures                  698,732         830,824         1,386,461       1,563,797

Minority Interests in Income of Consolidated
    Joint Ventures                                             (16,797 )       (16,906 )         (33,206 )       (33,924  )

Equity in Earnings of Unconsolidated Joint
    Ventures                                                    65,134          57,604           123,135          97,605
                                                           ------------    ------------     -------------     ------------

Net Income                                                   $ 747,069       $ 871,522       $ 1,476,390      $
                                                                                                               1,627,478
                                                           ============    ============     =============     ============

Allocation of Net Income:
    General partners                                          $  7,471        $  8,715         $  14,764       $  16,275
    Limited partners                                           739,598         862,807         1,461,626       1,611,203
                                                           ------------    ------------     -------------     ------------

                                                             $ 747,069       $ 871,522       $ 1,476,390      $
                                                                                                               1,627,478
                                                           ============    ============     =============     ============

Net Income Per Limited Partner Unit                           $   0.18        $   0.22          $   0.37        $   0.40
                                                           ============    ============     =============     ============

Weighted Average Number of Limited Partner
    Units Outstanding                                        4,000,000       4,000,000         4,000,000       4,000,000
                                                           ============    ============     =============     ============



            See accompanying notes to condensed financial statements.



                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                          Six Months Ended              Year Ended
                                                              June 30,                 December 31,
                                                                1999                       1998
                                                         ------------------         ------------------

General partners:
    Beginning balance                                           $  211,047                 $  176,232
    Net income                                                      14,764                     34,815
                                                         ------------------         ------------------
                                                                   225,811                    211,047
                                                         ------------------         ------------------

Limited partners:
    Beginning balance                                           34,246,565                 34,132,000
    Net income                                                   1,461,626                  3,774,589
    Distributions ($0.44 and $0.92 per
       limited partner unit, respectively)                      (1,750,012 )               (3,660,024 )
                                                         ------------------         ------------------
                                                                33,958,179                 34,246,565
                                                         ------------------         ------------------

Total partners' capital                                       $ 34,183,990               $ 34,457,612
                                                         ==================         ==================





            See accompanying notes to condensed financial statements.



                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                              Six Months Ended
                                                                                  June 30,
                                                                          1999              1998
                                                                     ---------------   -------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                            $1,797,730      $2,038,262
                                                                     ---------------   -------------

    Cash Flows from Investing Activities:
       Additions to land and buildings on
          operating        leases                                          (337,806 )            --
       Investment in direct financing leases                               (694,610 )            --
       Investment in joint venture                                         (247,286 )            --
       Decrease in restricted cash                                        1,630,296              --
                                                                     ---------------   -------------
          Net cash provided by investing activities                         350,594              --
                                                                     ---------------   -------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                 (1,870,012 )    (1,790,012 )
       Distributions to holders of minority interests                       (32,562 )       (34,830 )
                                                                     ---------------   -------------
              Net cash used in financing activities                      (1,902,574 )    (1,824,842 )
                                                                     ---------------   -------------

Net Increase in Cash and Cash Equivalents                                   245,750         213,420

Cash and Cash Equivalents at Beginning of Period                          1,559,240       1,272,386
                                                                     ---------------   -------------

Cash and Cash Equivalents at End of Period                               $1,804,990      $1,485,806
                                                                     ===============   =============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          period                                                          $ 875,006       $ 875,006
                                                                     ===============   =============




            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1999 and 1998


1.   Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.   Investment in Joint Ventures:

         In February 1999, the Partnership reinvested a portion of the remaining net sales proceeds it received from the 1998 sale of the property in Nashua, New Hampshire in a joint venture arrangement, Portsmouth Joint Venture, with CNL Income Fund XVIII, Ltd., an affiliate of the general partners, to purchase and hold one restaurant property. As of June 30, 1999, the Partnership had contributed approximately $247,000 to the joint venture and owned a 42.8% interest in the profits and losses of this joint venture. The Partnership accounts for its investment in this joint venture under the equity method since the Partnership shares control with this affiliate.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1999 and 1998


3.   Investment in Joint Ventures - Continued:

         The following presents the combined, condensed financial information for the joint ventures and the property held as tenants-in-common with an affiliate at:

                                                   June 30,        December 31,
                                                     1999              1998
                                                -------------     -------------

             Land and buildings on operating
                 leases, less accumulated
                 depreciation                    $ 3,639,814       $ 3,427,681
             Net investment in direct
                 financing lease                     322,625                --
             Cash                                      2,009             1,109
             Receivables                              32,541                --
             Prepaid expenses                          3,246             8,290
             Accrued rental income                   149,398           130,585
             Partners' capital                     4,149,633         3,567,665
             Revenues                                232,703           399,305
             Net income                              181,750           300,036

         The Partnership recognized income totalling $123,135 and $97,605 for the six months ended June 30, 1999 and 1998, respectively, from these joint ventures, $65,134 and $57,604 of which was earned during the quarters ended June 30, 1999 and 1998, respectively.

4.   Commitments and Contingencies:

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 2,197,098 shares of its common stock, par value $0.01 per share (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $20.00 per APF Share, the price paid by APF investors (after an adjustment for a one for two reverse stock split effective June 3, 1999) in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1999 and 1998


4.       Commitments and Contingencies - Continued:

         assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $43,333,961 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the fourth quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999 the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF and CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 20, 1991 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are, in general, triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance, and utilities. As of June 30, 1999, the Partnership owned 40 Properties, which included interests in five Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate of the general partners as tenants-in-common.

Capital Resources
-----------------

         The Partnership's primary source of capital for the six months ended June 30, 1999 and 1998 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,797,730 and $2,038,262 for the six months ended June 30, 1999 and 1998, respectively. The decrease in cash from operations for the six months ended June 30, 1999 is primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the quarter ended June 30, 1999.

         In January 1999, the Partnership reinvested a portion of the net sales proceeds it received from the 1998 sale of the Property in Nashua, New Hampshire in a Burger King Property located in Yelm, Washington, at an approximate cost of $1,032,400. In addition, in February 1999, the Partnership reinvested a portion of the remaining net sales proceeds in a joint venture arrangement, Portsmouth Joint Venture, with CNL Income Fund XVIII, Ltd., an affiliate of the general partners, to purchase and hold one restaurant Property. The Partnership contributed approximately $247,300 and had a 42.8% interest in the profits and losses of the joint venture as of June 30, 1999. The Partnership intends to invest the remaining net sales proceeds in an additional Property.

         Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of a Property, pending reinvestment in an additional Property, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts, certificates of deposit, and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1999, the Partnership had $1,804,990 invested in such short-term investments, as compared to $1,559,240 at December 31, 1998. The increase in cash and cash equivalents during the six months ended June 30, 1999, is primarily attributable to the release of a portion of the funds held in escrow at December 31, 1998 relating to the sale of the Property in Nashua, New Hampshire during 1998, net of reinvestment in Properties, as described above. The funds remaining at June 30, 1999, after payment of distributions and other liabilities, will be used to invest in an additional Property and to meet the Partnership's working capital and other needs.

Short-Term Liquidity:
---------------------

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations, and for the six months ended June 30, 1998, accumulated excess operating reserves, the Partnership declared distributions to limited partners of $1,750,012 and $1,790,012 for the six months ended June 30, 1999 and 1998, respectively ($875,006 for each of the quarters ended June 30, 1999 and 1998). This represents distributions of $0.44 and $0.45 per unit for the six months ended June 30, 1999 and 1998, respectively ($0.22 per unit for each of the quarters ended June 30, 1999 and 1998). No distributions were made to the general partners for the quarters and six months ended June 30, 1999 and 1998. No amounts distributed to the limited partners for the six months ended June 30, 1999 and 1998 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, decreased to $1,055,825 at June 30, 1999 from $1,142,120 at December 31, 1998, primarily as a result of the payment in January 1999 of a special distribution accrued at December 31, 1998, of $120,000, representing cumulative excess operating reserves. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity:
--------------------

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations
---------------------

         During the six months ended June 30, 1999 and 1998, the Partnership and its consolidated joint ventures, Denver Joint Venture and CNL/Airport Joint Venture, owned and leased 36 wholly owned Properties (which included one Property in Nashua, New Hampshire, which was sold in October 1998) to operators of fast-food and family-style restaurant chains. During the six months ended June 30, 1999 and 1998, the Partnership, Denver Joint Venture and CNL/Airport Joint Venture earned $1,764,869 and $1,764,387, respectively, in rental income from operating leases and earned income from direct financing leases, $885,840 and $881,836 of which was earned during the quarters ended June 30, 1999 and 1998, respectively. In addition, during the six months ended June 30, 1999 and 1998, the Partnership earned $54,893 and $62,764, respectively, in contingent rental income, $34,651 and $42,996 of which was earned during the quarters ended June 30, 1999 and 1998, respectively.

         In addition, during the six months ended June 30, 1998, the Partnership owned and leased two Properties indirectly through other joint venture arrangements and owned and leased one Property with an affiliate as tenants-in-common. During the six months ended June 30, 1999 the Partnership owned and leased three Properties indirectly through other joint venture arrangements and owned and leased one Property with an affiliate as tenants-in-common. In connection therewith, during the six months ended June 30, 1999 and 1998, the Partnership earned $123,135 and $97,605, respectively, $65,134 and $57,604 of which was earned during the quarters ended June 30, 1999 and 1998, respectively. Net income earned by unconsolidated joint ventures increased during the six months ended June 30, 1999, as compared to the six months ended June 30, 1998, as a result of the fact that in February 1999, the Partnership reinvested a portion of the net sales proceeds from the 1998 sale of the Property in Nashua, New Hampshire, in Portsmouth Joint Venture, with CNL Income Fund XVIII, Ltd., an affiliate of the general partners. In addition, net income earned by joint ventures during the six months ended June 30, 1998 was less than that earned during the six months ended June 30, 1999, partially due to the fact that Ashland Joint Venture adjusted estimated contingent rental amounts accrued at December 31, 1997 to actual amounts during the six months ended June 30, 1998.

         During the six months ended June 30, 1999 and 1998, the Partnership earned $42,055 and $98,048, respectively, in interest and other income, $21,121 and $85,643 of which was earned during the quarters ended June 30, 1999 and 1998, respectively. Interest and other income earned during the quarter and six months ended June 30, 1998, was more than that earned during the quarter and six months ended June 30, 1999, primarily because the Partnership collected and recognized $60,000 in other income in May 1998, as a result of the execution of an amendment to a purchase and sale agreement with a third party to extend the closing date for the sale of the Burger King Property located in Nashua, New Hampshire. In accordance with the terms of the amendment, the Partnership was deemed to have earned the $60,000 upon execution of the amendment to extend the closing date for the sale of this Property. This Property was sold in October 1998.

         Operating expenses, including depreciation and amortization expense, were $475,356 and $361,402 for the six months ended June 30, 1999 and 1998, respectively, $242,880 and $179,651 of which were incurred during the quarters ended June 30, 1999 and 1998, respectively. The increase in operating expenses during the quarter and six months ended June 30, 1999, as compared to 1998, is primarily a result of the Partnership incurring $85,130 and $120,097, respectively, in transaction costs relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described below. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

Proposed Merger
---------------

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 2,197,098 shares of its common stock, par value $0.01 per share (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $20.00 per APF Share, the price paid by APF investors (after an adjustment for a one for two reverse stock split effective June 3, 1999) in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $43,333,961 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the fourth quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999 the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF and CNL Fund Advisors, Inc. and certain of its affiliates, in connection with the proposed Merger. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

Year 2000 Readiness Disclosure
------------------------------

         The Year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. As of June 30, 1999 the Partnership did not have any information or non-information technology systems. The general partners and certain of the affiliates of the general partners provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the affiliates of the general partners consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates of the general partners are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates of the general partners have no internally generated programmed software coding to correct because substantially all of the software utilized by the general partners and affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases.

         In early 1998, the general partners and affiliates formed a Year 2000 team, for the purpose of identifying, understanding and addressing the various issues associated with the Year 2000 problem. The Y2K Team consists of the general partners and members from certain of the affiliates of the general partners, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management. The Y2K Team's initial step in assessing the Partnership's Year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential Year 2000 problems. The Y2K Team is in the process of conducting inspections, interviews and tests to identify which of the Partnership's systems could have a potential Year 2000 problem.

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

         The general partners and their affiliates have identified and have implemented upgrades for certain hardware equipment. In addition, the general partners and their affiliates have identified certain software applications which will require upgrades to become Year 2000 compliant. The general partners expect that all of these upgrades, as well as any other necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership, to be completed by September 30, 1999, although, the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible Year 2000 issues. The general partners do not expect the aggregate cost of the Year 2000 remedial measures to be material to the results of operations of the Partnership.

         The general partners and their affiliates have received certification from the Partnership's transfer agent of its Year 2000 compliance. Due to the material relationship of the Partnership with its transfer agent, the Y2K Team is evaluating the Year 2000 compliance of the systems of the transfer agent and expects to have the evaluation completed by September 30, 1999. Despite the positive response from the transfer agent and the evaluation of the transfer agent's system by the Y2K Team, the general partners cannot be assured that the transfer agent has addressed all possible Year 2000 issues. In the event that the systems of the transfer agent are not Year 2000 compliant, the general partners and their affiliates will have to allocate resources to internally perform the functions of the transfer agent. The general partners do not anticipate that the additional cost of these resources would have a material impact on the Partnership.

         Based upon the progress the general partners and their affiliates have made in addressing the Year 2000 issues and their plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with Year 2000 compliance at this time. The general partners and their affiliates plan to address their significant Year 2000 issues prior to the Partnership being affected by them; therefore, we have not developed a comprehensive contingency plan. However, if the general partners and their affiliates identify significant risks related to their Year 2000 compliance, or if their progress deviates from the anticipated timeline, the general partners and their affiliates will develop contingency plans as deemed necessary at that time.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1.       Legal Proceedings.

              On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A. Hewitt, Gretchen M. Hewitt Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.

              On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL Group, Inc., Case NO. CIO-99-3796, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

Item 2.       Changes in Securities.  Inapplicable.

Item 3.       Defaults upon Senior Securities.  Inapplicable.

Item 4.       Submission of Matters to a Vote of Security Holders. Inapplicable.

Item 5.       Other Information.  Inapplicable.

Item 6.       Exhibits and Reports on Form 8-K.

              (a)  Exhibits

                    2.1 Agreement and Plan of Merger by and between the Registrant and CNL American Properties Fund, Inc. ("APF") dated March 11, 1999 and as amended June 4, 1999 (Filed as Appendix B to the Prospectus Supplement for the Registrant constituting a part of Amendment No. 1 to the Registration Statement of APF on Form S-4, File No. 74329.)

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

                    27     Financial Data Schedule (Filed herewith.)

               (b)  Reports on Form 8-K

                    No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of August, 1999.


                                     CNL INCOME FUND XI, LTD.

                                     By: CNL REALTY CORPORATION
                                         General Partner


                                     By: /s/ James M. Seneff, Jr.
                                         -----------------------------------
                                         JAMES M. SENEFF, JR.
                                         Chief Executive Officer
                                         (Principal Executive Officer)


                                     By: /s/ Robert A. Bourne
                                         -----------------------------------
                                         ROBERT A. BOURNE
                                         President and Treasurer
                                         (Principal Financial and
                                         Accounting Officer)