Form 10-K405/A
period 1998-12-31
CNL INCOME FUND XI LTD
filed 1999-10-29
CIK 879980

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K/A
                                Amendment No. 1
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended   December 31, 1998
                                           --------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to _________


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes   X      No _____
                                       -----

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

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None

     The Form 10-K of CNL Income Fund XI, Ltd. for the year ended December 31, 1998 is being amended to revise the disclosure under Item 1. Business and Item
2. Properties, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.


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

     The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $35,200,000, and were used to acquire 39 Properties, including interests in four Properties owned by joint ventures in which the Partnership is a co-venturer, and to establish a working capital reserve for Partnership purposes. During the year ended December 31, 1996, the Partnership sold its Property in Philadelphia, Pennsylvania. During January 1997, the Partnership reinvested the net sales proceeds from the sale of the Property in Philadelphia, Pennsylvania in a Black-eyed Pea Property located in Corpus Christi, Texas with an affiliate of the General Partners as tenants-in-common. During 1998, the Partnership sold its Property in Nashua, New Hampshire. As a result of these transactions, as of December 31, 1998, the Partnership owned 38 Properties. The 38 Properties include four Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common. In January 1999, the Partnership reinvested a portion of the net sales proceeds from the sale of the Property in Nashua, New Hampshire in a Property in Yelm, Washington. In February 1999, the Partnership invested the remaining net sales proceeds from the sale of the Property in Nashua, New Hampshire in a joint venture arrangement, Portsmouth Joint Venture, with an affiliate of the General Partners. The Partnership leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

     Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

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

Joint Venture and Tenancy in Common Arrangements

     The Partnership has entered into two separate joint venture arrangements:
Denver Joint Venture with an unaffiliated entity to purchase and hold one Property and CNL/Airport Joint Venture with an unaffiliated entity to purchase and hold one Property. In addition, the Partnership has entered into the following separate joint venture arrangements: Ashland Joint Venture with CNL Income Fund IX, Ltd. and CNL Income Fund X, Ltd., affiliates of the General Partners, to purchase and hold one Property; and Des Moines Real Estate Joint Venture with CNL Income Fund VII, Ltd. and CNL Income Fund XII, Ltd., affiliates of the General Partners, to purchase and hold one Property. Each of the affiliates is a limited partnership organized pursuant to the laws of the State of Florida.

     The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint ventures in accordance with their respective percentage interests in the joint ventures. The Partnership has an 85 percent interest in Denver Joint Venture, a 77.33% interest in CNL/Airport Joint Venture, a 62.16% interest in Ashland Joint Venture, and a 76.6% interest in Des Moines Real Estate Joint Venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint ventures.

     CNL/Airport Joint Venture, Denver Joint Venture and Des Moines Real Estate Joint Venture each have an initial term of 20 years and Ashland Joint Venture has an initial term of 30 years and, after the expiration of the initial term, continue in existence from year to year unless terminated at the option of any of the joint ventures or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partners to dissolve the joint venture.

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

     In addition, in February 1999, the Partnership entered into a joint venture arrangement, Portsmouth, Joint Venture, with CNL Income Fund XVIII, Ltd., an affiliate of the General Partners, to purchase and hold one restaurant Property. The joint venture agreement provides for the Partnership and its joint venture partner to share in all costs and benefits associated with the joint venture in proportion to each partner's percentage interest in the joint venture. The Partnership owns an approximate 43 percent interest in the profits and losses of the joint venture.

     In addition to the above joint venture agreements, in January 1997, the Partnership entered into an agreement to hold a Black-eyed Pea Property as tenants-in-common, with CNL Income Fund XVII, Ltd., an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co-tenant's percentage interest. The Partnership owns a 72.58 percent interest in this Property.

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


Item 2.  Properties

     As of December 31, 1998, the Partnership owned 38 Properties. Of the 38 Properties, 33 are owned by the Partnership in fee simple, four are owned through joint venture arrangements and one is owned through a tenancy in common arrangement. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses. This schedule was filed with the Partnership's Form 10-K for the year ended December 31, 1998.

Description of Properties

     Land. The Partnership's Property sites range from approximately 18,000 to 329,000 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

     The following table lists the Properties owned by the Partnership as of December 31, 1998 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation filed with the Partnership's Form 10-K for the year ended December 31, 1998.

          State                              Number of Properties
          -----                              --------------------
          Alabama                                      2
          Arizona                                      1
          California                                   1
          Colorado                                     2
          Connecticut                                  2
          Florida                                      2
          Kansas                                       1
          Louisiana                                    1
          Massachusetts                                1
          Michigan                                     1
          Mississippi                                  1
          North Carolina                               2
          New Hampshire                                1
          New Mexico                                   2
          Ohio                                         4
          Oklahoma                                     2
          South Carolina                               2
          Texas                                        8
          Virginia                                     1
          Washington                                   1
                                                 -------
          TOTAL PROPERTIES:                           38
                                                 =======

     Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 2,100 to 11,400 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1998, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using depreciable lives of 40 years for federal income tax purposes. As of December 31, 1998, the aggregate cost of the Properties owned by the Partnership (including its consolidated joint venture), and the unconsolidated joint ventures (including the Property owned through a tenancy in common arrangement) for federal income tax purposes was $31,502,465 and $3,846,023, respectively.

     The following table lists the Properties owned by the Partnership as of December 31, 1998 by Restaurant Chain.

          Properties                           Number of Properties
          ----------                           --------------------
          Black-eyed Pea                                1
          Burger King                                  11
          Denny's                                       7
          Golden Corral                                 3
          Hardee's                                      5
          Jack in the Box                               8
          KFC                                           1
          Quincy's                                      2
                                                   ------
          TOTAL PROPERTIES:                            38
                                                   ======

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

     At December 31, 1998, 1997, 1996, 1995, and 1994 all of the Properties were occupied. The following is a schedule of the average annual rent for each of the five years ended with December 31:

                                                             For the Year Ended December 31:
                                 1998                 1997                 1996                 1995                 1994
                           ---------------      ---------------      ---------------      ---------------      ---------------
Rental Income (1)               $4,064,778           $4,071,074           $4,033,108           $3,975,403           $4,009,745
Properties                              38                   39                   38                   39                   39
Average per Unit                $  106,968           $  104,387           $  106,134           $  101,933           $  102,814

(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements and the Property owned through a tenancy in common arrangement. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

     The following is a schedule of lease expirations for leases in place as of December 31, 1998 for each of the ten years beginning with 1999 and thereafter.

                                                                                                   Percentage of
                                         Number                     Annual Rental                   Gross Annual
   Expiration Year                     of Leases                       Revenues                    Rental Income
----------------------            ------------------             ------------------            ---------------------
       1999                               --                                 --                             --
       2000                               --                                 --                             --
       2001                               --                                 --                             --
       2002                               --                                 --                             --
       2003                               --                                 --                             --
       2004                               --                                 --                             --
       2005                               --                                 --                             --
       2006                                7                            601,176                          16.15%
       2007                                3                            498,758                          13.40%
       2008                               --                                 --                             --
    Thereafter                            28                          2,621,894                          70.45%
                                      ------                          ---------                         ------
        Totals                            38                          3,721,828                         100.00%
                                      ======                          =========                         ======

     Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1998 (see Item 1. Business -Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

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


                                    PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership was organized on August 20, 1991, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1998, the Partnership owned 38 Properties, either directly or through joint venture or tenancy in common arrangements.

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

     None of the Properties owned by the Partnership, or the joint ventures or tenancy in common arrangements in which the Partnership owns an interest, is or may be encumbered. Subject to certain restrictions on borrowing, however, the Partnership may borrow funds but will not encumber any of the Properties in connection with any such borrowing. The Partnership will not borrow for the purpose of returning capital to the Limited Partners. The Partnership will not borrow under arrangements that would make the Limited Partners liable to creditors of the Partnership. The General Partners further have represented that they will use their reasonable efforts to structure any borrowing so that it will not constitute "acquisition indebtedness" for federal income tax purposes and also will limit the Partnership's outstanding indebtedness to three percent of the aggregate adjusted tax basis of its Properties. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

     Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties pending reinvestment in addition Properties, are invested in money market accounts or other short-term highly liquid investments such as demand deposit accounts at commercial banks, CDs and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At December 31, 1998, the Partnership had $1,559,240 invested in such short-term investments as compared to $1,272,386 at December 31, 1997. As of December 31, 1998, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately three percent annually. The funds remaining at December 31, 1998, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

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

     In addition, for the years ended December 31, 1998, 1997, and 1996, the Partnership earned $139,707, $62,440, and $61,403, respectively, in interest and other income. The increase in interest and other income during 1998, as compared to 1997, was primarily attributable to the Partnership collecting and recognizing $60,000 in other income in May 1998, as a result of executing an amendment to a purchase and sale agreement with a third party to extend the closing date for the Burger King Property located in Nashua, New Hampshire. In accordance with the terms of the amendment, the Partnership was deemed to have earned the $60,000 upon execution of the amendment to extend the closing date of this Property. This Property was sold in October 1998, as described above in "Capital Resources."

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

     As a result of the sale of the Property in Nashua, New Hampshire, as described above in "Capital Resources," the Partnership recognized a gain of $461,861 for financial reporting purposes for the year ended December 31, 1998. In addition, as a result of the sale of the Property in Philadelphia, Pennsylvania, as described above in "Capital Resources," the Partnership recognized a gain of $213,685 for financial reporting purposes for the year ended December 31, 1996. No Properties were sold during the year ended December 31, 1997.

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

Proposed Merger

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. As consideration for the Merger, APF has agreed to issue 4,394,196 APF Shares. In order to assist the General Partners in evaluating the proposed merger consideration, the General Partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $43,333,961 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former Limited Partners. At a special meeting of the Limited Partners that is expected to be held in the fourth quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the Limited Partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. The General Partners intend to recommend that the Limited Partners of the Partnership approve the Merger. In connection with their recommendation, the General Partners will solicit the consent of the Limited Partners at the special meeting.

Year 2000 Readiness Disclosure

Overview of Year 2000 Problem

     The year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. The failure to accurately recognize the year 2000 could result in a variety of problems from data miscalculations to the failure of entire systems.

Information and Non-Information Technology Systems

     The Partnership does not have any information or non-information technology systems. The General Partners and their affiliates provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the General Partners' affiliates consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates have no internally generated programmed software coding to correct, because substantially all of the software utilized by the affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's restaurant properties is the responsibility of the tenants of such properties in accordance with the terms of the Partnership's leases.

The Y2K Team

     In early 1998, the General Partners and their affiliates formed a Year 2000 committee (the "Y2K Team") for the purpose of identifying, understanding and addressing the various issues associated with the year 2000 problem. The Y2K Team consists of the General Partners and members from their affiliates, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management.

Assessing Year 2000 Readiness

     The Y2K Team's initial step in assessing year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential year 2000 problems. The Y2K Team has conducted inspections, interviews and tests to identify which of the systems used by the Partnership could have a potential year 2000 problem.

     The information system of the General Partners' affiliates is comprised of hardware and software applications from mainstream suppliers. Accordingly, the Y2K Team has contacted and is evaluating documentation from the respective vendors and manufacturers to verify the year 2000 compliance of their products. The Y2K Team has also requested and is evaluating documentation from the non-information technology systems providers of the affiliates.

     In addition, the Y2K Team has requested and is evaluating documentation from other companies with which the Partnership has material third party relationships. Such third parties, in addition to the providers of information and non-information technology systems, consist of the Partnership's transfer agent and financial institutions. The Partnership depends on its transfer agent to maintain and track investor information and its financial institutions for availability of cash.

     As of September 15, 1999, the Y2K Team had received responses from approximately 60% of the third parties. All of the responses were in writing. Of the third parties responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. Although the Y2K Team continues to receive positive responses from the companies with which the Partnership has third party relationships regarding their year 2000 compliance, the General Partners cannot be assured that the third parties have adequately considered the impact of the year 2000.

     In addition, the Y2K Team has requested documentation from the Partnership's tenants. The Y2K Team is in the process of evaluating the responses and expects to complete this process by October 31, 1999. The Partnership has also instituted a policy of requiring any new tenants to indicate that their systems are year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000.

Achieving Year 2000 Compliance

     The Y2K Team has identified and completed upgrades of the hardware equipment that was not year 2000 compliant. In addition, the Y2K Team has identified and completed upgrades of the software applications that were not year 2000 compliant, although the General Partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible year 2000 issues.

     The cost for these upgrades and other remedial measures is the responsibility of the General Partners and their affiliates. The General Partners do not expect that the Partnership will incur any costs in connection with year 2000 remedial measures.

Assessing the Risks to the Partnership of Non-Compliance and Developing Contingency Plans

Risk of Failure of Information and Non-Information Technology Systems Used by the Partnership

     The General Partners believe that the reasonably likely worst case scenario with regard to the information and non-information technology systems used by the Partnership is the failure of one or more of these systems as a result of year 2000 problems. Because the Partnership's major source of income is rental payments under long-term triple-net leases, any failure of information or non-information technology systems used by the Partnership is not expected to have a material impact on the results of operations of the Partnership. Even if such systems failed, the payment of rent under the Partnership's leases would not be affected. In addition, the Y2K Team is expected to correct any Y2K problems within the control of the General Partners and their affiliates before the year 2000.

     The Y2K Team has determined that a contingency plan to address this risk is not necessary at this time. However, if the Y2K Team identifies additional risks associated with the year 2000 compliance of the information or non-information technology systems used by the Partnership, the Y2K Team will develop a contingency plan if deemed necessary at that time.

Risk of Inability of Transfer Agent to Accurately Maintain Partnership Records

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's transfer agent is that the transfer agent will fail to achieve year 2000 compliance of its systems and will not be able to accurately maintain the records of the Partnership. This could result in the inability of the Partnership to accurately identify its Limited Partners for purposes of distributions, delivery of disclosure materials and transfer of units. The Y2K Team has received certification from the Partnership's transfer agent of its year 2000 compliance. Despite the positive response from the transfer agent, the General Partners cannot be assured that the transfer agent has addressed all possible year 2000 issues.

     The Y2K Team has developed a contingency plan pursuant to which the General Partners and their affiliates would maintain the records of the Partnership manually, in the event that the systems of the transfer agent are not year 2000 compliant. The General Partners and their affiliates would have to allocate resources to internally perform the functions of the transfer agent. The General Partners do not anticipate that the additional cost of these resources would have a material impact on the results of operations of the Partnership.

Risk of Loss of Short-Term Liquidity from Failure of Financial Institutions to Achieve Year 2000 Compliance

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's financial institutions is that some or all of its funds on deposit with such financial institutions may be temporarily unavailable. The Y2K Team has received responses from 93% of the Partnership's financial institutions indicating that their systems are currently year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000. Despite the positive responses from the financial institutions, the General Partners cannot be assured that the financial institutions have addressed all possible year 2000 issues. The loss of short-term liquidity could affect the Partnership's ability to pay its expenses on a current basis. The General Partners do not anticipate that a loss of short-term liquidity would have a material impact on the results of operations of the Partnership.

     Based upon the responses received from the Partnership's financial institutions and the inability of the Y2K Team to identify a suitable alternative for the deposit of funds that is not subject to potential year 2000 problems, the Y2K Team has determined not to develop a contingency plan to address this risk.

Risks of Late Payment or Non-Payment of Rent by Tenants

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's tenants is that some of the tenants may make rental payments late as the result of the failure of the tenants to achieve year 2000 compliance of their systems used in the payment of rent, the failure of the tenant's financial institutions to achieve year 2000 compliance, or the temporary disruption of the tenants' businesses. The Y2K Team is in the process of requesting responses from the Partnership's tenants indicating the extent to which their systems are currently year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000. The General Partners cannot be assured that the tenants have addressed all possible year 2000 issues. The late payment of rent by one or more tenants would affect the results of operations of the Partnership in the short-term.

     The General Partners are also aware of predictions that the year 2000 problem, if uncorrected, may result in a global economic crisis. The General Partners are not able to determine if such predictions are true. A widespread disruption of the economy could affect the ability of the Partnership's tenants to pay rent and, accordingly, could have a material impact on the results of operations of the Partnership.

     Because payment of rent is under the control of the Partnership's tenants, the Y2K Team is not able to develop a contingency plan to address these risks. In the event of late payment or non-payment of rent, the General Partners will assess the remedies available to the Partnership under its lease agreements.

Item 8.   Financial Statements and Supplementary Data

                            CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

                                   CONTENTS
                                   --------


                                                                         Page
                                                                         ----

Report of Independent Accountants                                          17

Financial Statements:

  Balance Sheets                                                           18

  Statements of Income                                                     19

  Statements of Partners' Capital                                          20

  Statements of Cash Flows                                                 21

  Notes to Financial Statements                                            23

                       Report of Independent Accountants
                       ---------------------------------


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



/s/ PricewaterhouseCoopers LLP

Orlando, Florida
February 1, 1999, except for the second paragraph of Note 11 for which the date is March 11, 1999.

                           CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

                                BALANCE SHEETS
                                --------------


                                                                             December 31,
                                                                      1998                  1997
                                                                   -----------           -----------
                   ASSETS
                   ------

Land and buildings on operating leases, less
   accumulated depreciation                                        $21,683,785           $23,561,017
Net investment in direct financing leases                            6,786,286             6,611,661
Investment in joint ventures                                         2,521,613             2,567,786
Cash and cash equivalents                                            1,559,240             1,272,386
Restricted cash                                                      1,640,936                    --
Receivables, less allowance for doubtful
   accounts $5,820 in 1998                                             132,311               119,575
Prepaid expenses                                                        12,335                13,363
Accrued rental income                                                1,645,062             1,517,726
Other assets                                                           122,024               122,024
                                                                   -----------           -----------

                                                                   $36,103,592           $35,785,538
                                                                   ===========           ===========

          LIABILITIES AND PARTNERS' CAPITAL
          ---------------------------------

Accounts payable                                                   $    14,461           $     6,508
Accrued and escrowed real estate
   taxes payable                                                        15,138                19,410
Distributions payable                                                  995,006               875,006
Due to related parties                                                  25,446                 6,648
Rents paid in advance and deposits                                      92,069                68,333
                                                                   -----------           -----------
       Total liabilities                                             1,142,120               975,905

Minority interests                                                     503,860               501,401

Partners' capital                                                   34,457,612            34,308,232
                                                                   -----------           -----------

                                                                   $36,103,592           $35,785,538
                                                                   ===========           ===========

                See accompanying notes to financial statements.

                           CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

                             STATEMENTS OF INCOME
                             --------------------


                                                                                  Year Ended December 31,
                                                                      1998                 1997                1996
                                                                   ----------           ----------          ----------
Revenues:
 Rental income from operating leases                               $2,644,418           $2,702,558          $2,765,327
 Earned income from direct financing
   Leases                                                             893,187              841,426             850,650
 Contingent rental income                                             243,115              225,888             251,312
 Interest and other income                                            139,707               62,440              61,403
                                                                   ----------           ----------          ----------
                                                                    3,920,427            3,832,312           3,928,692
                                                                   ----------           ----------          ----------
Expenses:
 General operating and administrative                                 154,434              148,380             164,642
 Professional services                                                 34,140               32,077              30,984
 Management fees to related parties                                    39,393               37,974              37,293
 Real estate taxes                                                      2,858                   --                  --
 State and other taxes                                                 24,262               25,779              14,650
 Depreciation and amortization                                        443,936              459,249             478,198
 Transaction costs                                                     20,888                   --                  --
                                                                   ----------           ----------          ----------
                                                                      719,911              703,459             725,767
                                                                   ----------           ----------          ----------
Income Before Minority Interests in
 Income of Consolidated Joint
 Ventures, Equity in Earnings of
 Unconsolidated Joint Ventures and
 Gain on Sale of Land and Buildings                                 3,200,516            3,128,853           3,202,925

Minority Interests in Income of
 Consolidated Joint Ventures                                          (68,474)             (69,877)            (70,116)

Equity in Earnings of Unconsolidated
 Joint Ventures                                                       215,501              236,103             118,211

Gain on Sale of Land and Buildings                                    461,861                   --             213,685
                                                                   ----------           ----------          ----------

Net Income                                                         $3,809,404           $3,295,079          $3,464,705
                                                                   ==========           ==========          ==========

Allocation of Net Income:
 General partners                                                  $   34,815           $   32,951          $   33,356
 Limited partners                                                   3,774,589            3,262,128           3,431,349
                                                                   ----------           ----------          ----------

                                                                   $3,809,404           $3,295,079          $3,464,705
                                                                   ==========           ==========          ==========

Net Income Per Limited Partner Unit                                $     0.94           $     0.82          $     0.86
                                                                   ==========           ==========          ==========

Weighted Average Number of
 Limited Partner Units Outstanding                                  4,000,000            4,000,000           4,000,000
                                                                   ==========           ==========          ==========

                See accompanying notes to financial statements.

                           CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                        -------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


                                            General Partners                                 Limited Partners
                                     ----------------------------    ------------------------------------------------------------
                                                      Accumulated                                      Accumulated    Syndication
                                     Contributions     Earnings      Contributions    Distributions      Earnings        Costs
                                     -------------    -----------    -------------    -------------    -----------    -----------
Balance, December 31, 1995           $       1,000    $   108,925    $  40,000,000    $ (11,515,062)   $10,783,633    $(4,790,000)

 Distributions to limited
   partners ($0.89 per
   limited partners unit)                       --             --               --       (3,540,024)            --             --
 Net income                                     --         33,356               --               --      3,431,349             --
                                     -------------    -----------    -------------    -------------    -----------    -----------

Balance, December 31, 1996                   1,000        142,281       40,000,000      (15,055,086)    14,214,982     (4,790,000)

 Distributions to limited
   partners ($0.88 per
   limited partners unit)                       --             --               --       (3,500,024)            --             --
 Net income                                     --         32,951               --               --      3,262,128             --
                                     -------------    -----------    -------------    -------------    -----------    -----------

Balance, December 31, 1997                   1,000        175,232       40,000,000      (18,555,110)    17,477,110     (4,790,000)

 Distributions to limited
   partners ($0.92 per
   limited partners unit)                       --             --               --       (3,660,024)            --             --
 Net income                                     --         34,815               --               --      3,774,589             --
                                     -------------    -----------    -------------    -------------    -----------    -----------

Balance, December 31, 1998           $       1,000    $   210,047    $  40,000,000    $ (22,215,134)   $21,251,699    $(4,790,000)
                                     =============    ===========    =============    =============    ===========    ===========

                                               Total
                                            ----------
Balance, December 31, 1995                  $34,588,496

 Distributions to limited
   partners ($0.89 per
   limited partners unit)                    (3,540,024)
 Net income                                   3,464,705
                                            -----------

Balance, December 31, 1996                   34,513,177

 Distributions to limited
   partners ($0.88 per
   limited partners unit)                    (3,500,024)
 Net income                                   3,295,079
                                            -----------

Balance, December 31, 1997                   34,308,232

 Distributions to limited
   partners ($0.92 per
   limited partners unit)                    (3,660,024)
 Net income                                   3,809,404
                                            -----------

Balance, December 31, 1998                  $34,457,612
                                            ===========

                See accompanying notes to financial statements.

                           CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------


                                                                     Year Ended December 31,
                                                           1998               1997                1996
                                                        -----------        -----------         -----------
Increase (Decrease) in Cash and Cash
  Equivalents:

    Cash Flows from Operating Activities:
      Cash received from tenants                        $ 3,826,352        $ 3,585,979         $ 3,657,138
      Distributions from unconsolidated joint
        ventures                                            262,843            250,497             148,375
      Cash paid for expenses                               (247,138)          (237,312)           (251,408)
      Interest received                                      52,005             43,632              47,609
        Net cash provided by operating                  -----------        -----------         -----------
          activities                                      3,894,062          3,642,796           3,601,714
                                                        -----------        -----------         -----------

    Cash Flows from Investing Activities:
      Proceeds from sale of land and buildings            1,630,296                 --           1,044,750
      Investment in joint ventures                           (1,169)        (1,044,750)                 --
      Decrease (increase) in restricted cash             (1,630,296)         1,044,750          (1,044,750)
                                                        -----------        -----------         -----------
        Net cash used in investing activities                (1,169)                --                  --
                                                        -----------        -----------         -----------

    Cash Flows From Financing Activities:
      Distributions to limited partners                  (3,540,024)        (3,540,024)         (3,540,024)
      Distributions to holders of minority
        interests                                           (66,015)           (56,246)            (58,718)
                                                        -----------        -----------         -----------
          Net cash used in financing activities          (3,606,039)        (3,596,270)         (3,598,742)
                                                        -----------        -----------         -----------

Net Increase in Cash and Cash Equivalents                   286,854             46,526               2,972

Cash and Cash Equivalents at Beginning of Year            1,272,386          1,225,860           1,222,888
                                                        -----------        -----------         -----------

Cash and Cash Equivalents at End of Year                $ 1,559,240        $ 1,272,386         $ 1,225,860
                                                        ===========        ===========         ===========

                See accompanying notes to financial statements.

                           CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

                     STATEMENTS OF CASH FLOWS - CONTINUED
                     ------------------------------------


                                                                     Year Ended December 31,
                                                            1998             1997            1996
                                                         ----------       ----------      ----------
Reconciliation of Net Income to Net Cash
 Provided by Operating Activities:

   Net income                                            $3,809,404       $3,295,079      $3,464,705
                                                         ----------       ----------      ----------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation                                         443,936          458,660         476,198
       Amortization                                              --              589           2,000
       Gain on sale of land and buildings                  (461,861)              --        (213,685)
       Minority interests in income of
         consolidated joint ventures                         68,474           69,877          70,116
       Equity in earnings of unconsolidated
         joint ventures, net of distributions                47,342           14,394          30,164
       Decrease (increase) in receivables                   (23,376)         (23,957)         25,855
       Decrease (increase) in prepaid
         expenses                                             1,028             (136)            151
       Decrease in net investment in direct
         financing leases                                    90,236           74,706          62,366
       Increase in accrued rental income                   (127,336)        (260,223)       (296,439)
       Increase in accounts payable and
         accrued expenses                                     3,681            2,143           4,280
       Increase (decrease) in due to related
         parties                                             18,798            4,527          (4,386)
       Increase (decrease) in rents paid in
         advance and deposits                                23,736            7,137         (19,611)
                                                         ----------       ----------      ----------
          Total adjustments                                  84,658          347,717         137,009
                                                         ----------       ----------      ----------

   Net Cash Provided by Operating Activities             $3,894,062       $3,642,796      $3,601,714
                                                         ==========       ==========      ==========

   Supplemental Schedule of Non-Cash
     Financing Activities:

       Land and building under operating lease
         exchanged for land and building under
         operating lease                                 $  718,930       $       --      $       --
                                                         ==========       ==========      ==========

       Distributions declared and unpaid at
         December 31                                     $  995,006       $  875,006      $  915,006
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

                           CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1998, 1997, and 1996


1.   Significant Accounting Policies:
     -------------------------------

     Organization and Nature of Business - CNL Income Fund XI, Ltd. (the
     -----------------------------------
     "Partnership") is a Florida limited partnership that was organized for the purpose of acquiring both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains.

     The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50 percent shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

     Real Estate and Lease Accounting - The Partnership records the acquisition
     --------------------------------
     of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the direct financing or the operating methods. Such methods are described below:

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

                            CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

1.   Significant Accounting Policies - Continued:
     -------------------------------------------

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

     Investment in Joint Ventures - The Partnership accounts for its 85 percent
     ----------------------------
     interest in Denver Joint Venture and its 77.33% interest in CNL/Airport Joint Venture using the consolidation method. Minority interests represent the minority joint venture partners' proportionate share of equity in the Partnership's consolidated joint ventures. All significant intercompany accounts and transactions have been eliminated.

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

                           CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

1.   Significant Accounting Policies - Continued:
     -------------------------------------------

     Cash and Cash Equivalents - The Partnership considers all highly liquid
     -------------------------
     investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds (some of which are backed by government securities). Cash equivalents are stated at cost plus accrued interest, which approximates market value.

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

     Income Taxes - Under Section 701 of the Internal Revenue Code, all income,
     ------------
     expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

     Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

     Use of Estimates - The general partners of the Partnership have made a
     ----------------
     number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. The more significant use of management estimates relate to the allowance for doubtful accounts and future cash flows associated with long-lived assets. Actual results could differ from those estimates.

2.   Leases:
     ------

     The Partnership leases its land and buildings to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Some of the leases are classified as operating leases and some of the leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of

                           CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


2.   Leases - Continued:
     ------------------

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

3.   Land and Buildings on Operating Leases:
     --------------------------------------

     Land and buildings on operating leases consisted of the following at December 31:

                                               1998             1997
                                            -----------      ----------
          Land                              $11,607,426      $12,269,964
          Buildings                          12,666,144       13,746,182
                                            -----------      -----------
                                             24,273,570       26,016,146

          Less accumulated depreciation      (2,589,785)      (2,455,129)
                                            -----------      -----------

                                            $21,683,785      $23,561,017
                                            ===========      ===========

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

                           CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


3.   Land and Buildings on Operating Leases - Continued:
     --------------------------------------------------

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

     The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1998:

          1999                                       $ 2,426,198
          2000                                         2,426,198
          2001                                         2,435,203
          2002                                         2,486,388
          2003                                         2,644,398
          Thereafter                                  16,656,009
                                                     -----------

                                                     $29,074,394
                                                     ===========

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

                           CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


4.   Net Investment in Direct Financing Leases:
     -----------------------------------------

     The following lists the components of the net investment in direct financing leases at December 31:

                                                     1998              1997
                                                  -----------      -----------
          Minimum lease payments
           Receivable                             $13,985,977      $13,834,907
          Estimated residual values                 2,210,329        2,144,114
          Less unearned income                     (9,410,020)      (9,367,360)
                                                  -----------      -----------

          Net investment in direct financing
           Leases                                 $ 6,786,286      $ 6,611,661
                                                  ===========      ===========

     The following is a schedule of future minimum lease payments to be received on the direct financing leases at December 31, 1998:

          1999                                            $   988,575
          2000                                                988,575
          2001                                                988,575
          2002                                                999,775
          2003                                              1,019,879
          Thereafter                                        9,000,598
                                                          -----------

                                                          $13,985,977
                                                          ===========

     The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

5.   Investment in Joint Ventures:
     ----------------------------

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


5.   Investment in Joint Ventures - Continued:
     ----------------------------------------

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

     Ashland Joint Venture, Des Moines Real Estate Joint Venture and the Partnership and affiliate, as tenants-in-common, each own and lease one property to an operator of national fast-food restaurants. The following presents the joint ventures' combined, condensed financial information at December 31:

                                                    1998           1997
                                                 ----------     ----------
          Land and buildings on operating
           leases, less accumulated
           depreciation                          $3,427,681     $3,511,507
          Cash                                        1,109            621
          Receivables                                    --         21,638
          Prepaid expenses                            8,290          6,939
          Accrued rental income                     130,585         99,429
          Liabilities                                    --            466
          Partners' capital                       3,567,665      3,639,668
          Revenues                                  399,305        430,923
          Net income                                300,036        334,962

     The Partnership recognized income totalling $215,501, $236,103, and $118,211 for the years ended December 31, 1998, 1997, and 1996, respectively, from these joint ventures.

6.   Restricted Cash:
     ---------------

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


7.   Allocations and Distributions:
     -----------------------------

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


8.   Income Taxes:
     ------------

     The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                        1998             1997             1996
                                                                     ----------       ----------       ----------
          Net income for financial reporting purposes                $3,809,404       $3,295,079       $3,464,705

          Depreciation for tax reporting purposes less
           than (in excess of) depreciation for
           financial reporting purposes                                   2,899          (43,077)         (39,035)

          Gain on sale of land and building for financial
           reporting purposes in excess of gain for tax
           reporting purposes                                          (461,861)              --         (213,685)

          Direct financing leases recorded as operating
           leases for tax reporting purposes                             90,236           74,706           62,366

          Equity in earnings of unconsolidated joint
           ventures for financial reporting purposes in
           excess of equity in earnings of
           unconsolidated joint ventures for tax
           reporting purposes                                            (5,906)         (13,296)            (606)

          Capitalization of transaction costs for tax
           reporting purposes                                            20,888               --               --

          Accrued rental income                                        (127,336)        (260,223)        (296,439)

          Rents paid in advance                                          23,236           22,436          (19,611)

          Allowance for doubtful accounts                                 5,820          (14,746)          (8,114)

          Minority interests in timing differences of
           consolidated joint ventures                                  (44,316)          14,430           15,933
                                                                     ----------       ----------       ----------

          Net income for federal income tax purposes                 $3,313,064       $3,075,309       $2,965,514
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


9.   Related Party Transactions:
     --------------------------

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


9.   Related Party Transactions - Continued:
     --------------------------------------

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

10.  Concentration of Credit Risk:
     ----------------------------

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

                                                  1998       1997      1996
                                                --------   --------  --------
          Foodmaker, Inc.                       $768,032   $768,032  $768,032
          Burger King Corporation
           and BK Acquisition, Inc.              695,427    733,620   712,334
          Golden Corral Corporation              564,104    538,871   538,355
          DenAmerica Corporation                 536,779    489,623       N/A
          Advantica Restaurant Group,
           Inc. (Denny's, Inc. and
           Quincy's Restaurants, Inc.,
           during the year ended
           December 31, 1998)                    473,726        N/A       N/A
          Flagstar Enterprises, Inc. (and
           Denny's, Inc. and Quincy's
           Restaurants, Inc. during the
           years ended December 31, 1997
           and 1996)                                 N/A    780,502   774,347

                           CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


10.  Concentration of Credit Risk - Continued:
     -----------------------------------------

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

11.  Subsequent Events:
     ------------------

     In January 1999, the Partnership reinvested a portion of the net sales proceeds it received from the sale of the property in Nashua, New Hampshire, in a Burger King property located in Yelm, Washington, at an approximate cost of $1,034,000. In connection therewith, the Partnership entered into a long term, triple-net lease with terms substantially the same as its other leases.

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 4,394,196 shares of its common stock, par value $0.01 per shares (the "APF Shares"). In order to assist the general partners in evaluating the

                           CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


11.  Subsequent Events - Continued:
     -----------------------------

     proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $43,333,961 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of October, 1999.

                                     CNL INCOME FUND XI, LTD.

                                          CNL REALTY CORPORATION
                                          General Partner

                                     By:  /s/ Robert A. Bourne
                                          ----------------------------------
                                          ROBERT A. BOURNE, President


                                          ROBERT A. BOURNE
                                          General Partner

                                     By:  /s/ Robert A. Bourne
                                          ----------------------------------
                                          ROBERT A. BOURNE


                                          JAMES M. SENEFF, JR.
                                          General Partner

                                     By:  /s/ James M. Seneff, Jr.
                                          ----------------------------------
                                          JAMES M. SENEFF, JR.

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

           Signature                                 Title                                     Date
           ---------                                 -----                                     ----
/s/ Robert A. Bourne                    President, Treasurer and Director                October 28, 1999
------------------------------------
Robert A. Bourne                        (Principal Financial and Accounting
                                        Officer)

/s/ James M. Seneff, Jr.                Chief Executive Officer and Director              October 28, 1999
------------------------------------
James M. Seneff, Jr.                    (Principal Executive Officer)