Form 10-Q
period 1999-09-30
CNL INCOME FUND XI LTD
filed 1999-11-12
CIK 879980

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

   (X)              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                          OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended                    September 30, 1999
                                       ---------------------------------------

                                       OR

   ( )              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                          OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _______________________ to ______________________

                             Commission file number
                                     0-21560
                         ------------------------------


                            CNL Income Fund XI, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Florida                                       59-3078854
------------------------------------------            --------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


450 South Orange Avenue
Orlando, Florida                                                32801
------------------------------------------            --------------------------
  (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number
(including area code)                                       (407) 540-2000
                                                  ------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X    No
                                        -----    -----

                                    CONTENTS



                                                                           Page
Part I.                                                                    ----

        Item 1.    Financial Statements:

                      Condensed Balance Sheets                             1

                      Condensed Statements of Income                       2

                      Condensed Statements of Partners' Capital            3

                      Condensed Statements of Cash Flows                   4

                      Notes to Condensed Financial Statements              5-8

        Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                  9-16

        Item 3.    Quantitative and Qualitative Disclosures About
                      Market Risk                                          16

Part II.

         Other Information                                                 17-18

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                               September 30,             December 31,
                                                                    1999                     1998
                                                             -------------------      -------------------
                         ASSETS
                         ------

   Land and buildings on operating leases, less
       accumulated depreciation of $2,909,723 and
       $2,589,785, in 1999 and 1998, respectively                   $21,701,653             $ 21,683,785
   Net investment in direct financing leases                          7,400,695                6,786,286
   Investment in joint ventures                                       2,739,513                2,521,613
   Cash and cash equivalents                                          1,942,821                1,559,240
   Restricted cash                                                           --                1,640,936
   Receivables, less allowance for doubtful accounts
       of $5,820 in 1998                                                 26,399                  132,311
   Prepaid expenses                                                      10,222                   12,335
   Accrued rental income                                              1,745,681                1,645,062
   Other assets                                                         122,024                  122,024
                                                             -------------------      -------------------

                                                                    $35,689,008             $ 36,103,592
                                                             ===================      ===================

                  LIABILITIES AND PARTNERS' CAPITAL
                  ---------------------------------

   Accounts payable                                                  $  135,323               $   14,461
   Accrued and escrowed real estate taxes payable                        22,969                   15,138
   Distributions payable                                                875,006                  995,006
   Due to related parties                                                14,091                   25,446
   Rents paid in advance and deposits                                    54,312                   92,069
                                                             -------------------      -------------------
       Total liabilities                                              1,101,701                1,142,120

   Commitments and Contingencies (Note 5)

   Minority interest                                                    505,257                  503,860

   Partners' capital                                                 34,082,050               34,457,612
                                                             -------------------      -------------------

                                                                    $35,689,008             $ 36,103,592
                                                             ===================      ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                   Quarter Ended                 Nine Months Ended
                                                                    September 30,                   September 30,
                                                                1999           1998             1999            1998
                                                             ---------      ----------       -----------     -----------
Revenues:
    Rental income from operating leases                     $  646,209      $  672,887       $ 1,935,980     $ 2,023,869
    Earned income from direct financing leases                 238,460         195,141           713,558         608,546
    Contingent rental income                                    43,572          50,903            98,465         113,667
    Interest and other income                                   20,847          16,421            62,902         114,469
                                                            ----------      ----------       -----------     -----------
                                                               949,088         935,352         2,810,905       2,860,551
                                                            ----------      ----------       -----------     -----------

Expenses:
    General operating and administrative                        39,838          43,130           111,787         117,587
    Professional services                                        3,988           9,699            26,460          23,892
    Management fees to related party                             9,810           9,923            29,010          28,975
    Real estate taxes                                               --           2,179                --           2,179
    State and other taxes                                           20              --            28,366          24,370
    Depreciation and amortization                              106,646         114,665           319,938         343,995
    Transaction costs                                           63,691              --           183,788              --
                                                            ----------      ----------       -----------     -----------
                                                               223,993         179,596           699,349         540,998
                                                            ----------      ----------       -----------     -----------
Income Before Minority Interests in Income of
    Consolidated Joint Ventures and Equity in
    Earnings of Unconsolidated Joint Ventures                  725,095         755,756         2,111,556       2,319,553

Minority Interests in Income of Consolidated
    Joint Ventures                                             (16,943)        (16,760)          (50,149)        (50,684)

Equity in Earnings of Unconsolidated Joint
    Ventures                                                    64,914          58,730           188,049         156,335
                                                            ----------      ----------       -----------     -----------

Net Income                                                  $  773,066      $  797,726       $ 2,249,456     $ 2,425,204
                                                            ==========      ==========       ===========     ===========

Allocation of Net Income:
    General partners                                        $    7,731      $    7,977       $    22,495     $    24,252
    Limited partners                                           765,335         789,749         2,226,961       2,400,952
                                                            ----------      ----------       -----------     -----------

                                                            $  773,066      $  797,726       $ 2,249,456     $ 2,425,204
                                                            ==========      ==========       ===========     ===========

Net Income Per Limited Partner Unit                         $     0.19      $     0.20       $      0.56     $      0.60
                                                            ==========      ==========       ===========     ===========

Weighted Average Number of Limited Partner
    Units Outstanding                                        4,000,000       4,000,000         4,000,000       4,000,000
                                                            ==========      ==========       ===========     ===========

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                       Nine Months Ended               Year Ended
                                                         September 30,                December 31,
                                                              1999                        1998
                                                    -------------------------    -----------------------
General partners:
    Beginning balance                                        $    211,047               $    176,232
    Net income                                                     22,495                     34,815
                                                        ------------------         ------------------
                                                                  233,542                    211,047
                                                        ------------------         ------------------

Limited partners:
    Beginning balance                                          34,246,565                 34,132,000
    Net income                                                  2,226,961                  3,774,589
    Distributions ($0.66 and $0.92 per
       limited partner unit, respectively)                     (2,625,018 )               (3,660,024 )
                                                        ------------------         ------------------
                                                               33,848,508                 34,246,565
                                                        ------------------         ------------------

Total partners' capital                                      $ 34,082,050               $ 34,457,612
                                                        ==================         ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                        Nine Months Ended
                                                                          September 30,
                                                                     1999               1998
                                                                ---------------    ----------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                      $ 2,826,757         $ 2,934,890
                                                                ---------------    ----------------

    Cash Flows from Investing Activities:
       Additions to land and buildings on operating
          leases                                                      (337,806)                 --
       Investment in direct financing leases                          (694,610)                 --
       Investment in joint venture                                    (247,286)                 --
       Decrease in restricted cash                                   1,630,296                  --
                                                                ---------------    ----------------
          Net cash provided by investing activities                    350,594                  --
                                                                ---------------    ----------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                            (2,745,018)         (2,665,018)
       Distributions to holders of minority interests                  (48,752)            (50,170)
                                                                ---------------    ----------------
          Net cash used in financing activities                     (2,793,770)         (2,715,188)
                                                                ---------------    ----------------

Net Increase in Cash and Cash Equivalents                              383,581             219,702

Cash and Cash Equivalents at Beginning of Period                     1,559,240           1,272,386
                                                                ---------------    ----------------

Cash and Cash Equivalents at End of Period                           1,942,821         $ 1,492,088
                                                                ===============    ================

Supplemental Schedule of Non-Cash Investing and
  Financing Activities:

       Land and building under operating lease
          exchanged for land and building under
          operating lease                                          $        --         $   850,381
                                                                ===============    ================

       Distributions declared and unpaid at end of
          period                                                   $   875,006         $   875,006
                                                                ===============    ================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1999 and 1998


1.       Basis of Presentation:
         ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.       Land and Buildings on Operating Leases:
         --------------------------------------

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

3.       Investment in Joint Ventures:
         ----------------------------

         In February 1999, the Partnership reinvested a portion of the remaining net sales proceeds it received from the 1998 sale of the property in Nashua, New Hampshire in a joint venture arrangement, Portsmouth Joint Venture, with CNL Income Fund XVIII, Ltd., a Florida limited partnership and an affiliate of the general partners, to purchase and hold one restaurant property. As of September 30, 1999, the Partnership had contributed approximately $247,300 to the joint venture and owned a 42.8% interest in the profits and losses of this joint venture. The Partnership accounts for its investment in this joint venture under the equity method since the Partnership shares control with this affiliate.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1999 and 1998


3.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         The following presents the combined, condensed financial information for the joint ventures and the property held as tenants-in-common with an affiliate at:

                                                            September 30,      December 31,
                                                                1999               1998
                                                           ---------------    --------------
                Land and buildings on operating
                    leases, less accumulated
                    depreciation                              $ 3,618,857     $ 3,427,681
                Net investment in direct
                    financing lease                               321,804              --
                Cash                                                  797           1,109
                Prepaid expenses                                    3,364           8,290
                Accrued rental income                             159,517         130,585
                Liabilities                                           691              --
                Partners' capital                               4,103,648       3,567,665
                Revenues                                          353,965         399,305
                Net income                                        279,438         300,036

         The Partnership recognized income totalling $188,049 and $156,335 for the nine months ended September 30, 1999 and 1998, respectively, from these joint ventures, $64,914 and $58,730 of which was earned during the quarters ended September 30, 1999 and 1998, respectively.

4.       Related Party Transactions:
         --------------------------

         On September 1, 1999, CNL American Properties Fund, Inc. ("APF"), an affiliate of the general partners, acquired CNL Fund Advisors, Inc. ("CFA"), an affiliate who provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. As a result of this acquisition, CFA became a wholly owned subsidiary of APF; however, the terms of the management agreement between the Partnership and CFA remain unchanged and in effect.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1999 and 1998


5.       Commitments and Contingencies:
         -----------------------------

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 2,197,098 shares of its common stock, par value $0.01 per share (the "APF Shares"). In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and assets was $43,333,961 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the first quarter of 2000, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999 the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF, CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. On September 23, 1999, the judge assigned to the two lawsuits entered an order consolidating the two cases. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. The various defendants, including the general partners, have 45 days to respond to that consolidated complaint. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1999 and 1998


6.       Subsequent Events:
         -----------------


         In October 1999, the Partnership used a portion of the net sales proceeds from the sale of the property in Nashua, New Hampshire to invest in a property in Round Rock, Texas, with CNL Income Fund VI, Ltd., a Florida limited partnership and affiliate of the general partners as tenants-in-common for a 23 percent interest in the property. The Partnership will account for its investment in this property using the equity method since the Partnership will share control with an affiliate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     CNL Income Fund XI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 20, 1991 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are, in general, triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance, and utilities. As of September 30, 1999, the Partnership owned 40 Properties, which included interests in five Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate of the general partners as tenants-in-common.

Capital Resources
-----------------

     The Partnership's primary source of capital for the nine months ended September 30, 1999 and 1998 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,826,757 and $2,934,890 for the nine months ended September 30, 1999 and 1998, respectively. The decrease in cash from operations for the nine months ended September 30, 1999, is primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

     Other sources and uses of capital included the following during the nine months ended September 30, 1999.

     In January 1999, the Partnership reinvested a portion of the net sales proceeds it received from the 1998 sale of the Property in Nashua, New Hampshire in a Burger King Property located in Yelm, Washington, at an approximate cost of $1,032,400. In addition, in February 1999, the Partnership reinvested a portion of the remaining net sales proceeds in a joint venture arrangement, Portsmouth Joint Venture, with CNL Income Fund XVIII, Ltd., a Florida limited partnership and an affiliate of the general partners, to purchase and hold one restaurant Property. The Partnership contributed approximately $247,300 and had a 42.8% interest in the profits and losses of the joint venture as of September 30, 1999. The Partnership intends to invest the remaining net sales proceeds in an additional Property.

     Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of a Property pending reinvestment in an additional Property, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts, certificates of deposit, and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses, to make distributions to the partners and to invest in an additional Property. At September 30, 1999, the Partnership had $1,942,821 invested in such short-term investments, as compared to $1,559,240 at December 31, 1998. The increase in cash and cash equivalents during the nine months ended September 30, 1999, is primarily attributable to the release of a portion of the funds held in escrow at December 31, 1998, relating to the sale of the Property in Nashua, New Hampshire during 1998, net of amounts reinvested in Properties, as described above. The funds remaining at September 30,

1999, after payment of distributions and other liabilities, will be used to invest in an additional Property and to meet the Partnership's working capital and other needs.

     In October 1999, the Partnership used a portion of the net sales proceeds from the sale of the Property in Nashua, New Hampshire to invest in a Property in Round Rock, Texas with CNL Income Fund VI, Ltd. a Florida limited partnership and affiliate of the general partners as tenants-in-common for a 23 percent interest, in the property. The Partnership will account for its investment in this Property using the equity method since the Partnership will share control with an affiliate. The Partnership will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any, (at a level reasonably assumed by the general partners) resulting from the sale.

Short-Term Liquidity
--------------------

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

     The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations, and for the nine months ended September 30, 1998, accumulated excess operating reserves, the Partnership declared distributions to limited partners of $2,625,018 and $2,665,018 for the nine months ended September 30, 1999 and 1998, respectively ($875,006 for each of the quarters ended September 30, 1999 and 1998). This represents distributions of $0.66 and $0.67 per unit for the nine months ended September 30, 1999 and 1998, respectively ($0.22 per unit for each of the quarters ended September 30, 1999 and 1998). No distributions were made to the general partners for the quarters and nine months ended September 30, 1999 and 1998. No amounts distributed to the limited partners for the nine months ended September 30, 1999 and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

     Total liabilities of the Partnership, including distributions payable, decreased to $1,101,701 at September 30, 1999, from $1,142,120 at December 31, 1998, primarily as a result of the payment in January 1999 of a special distribution accrued at December 31, 1998, of $120,000, representing cumulative excess operating reserves. The decrease was partially offset by an increase in accounts payable at September 30, 1999, as compared to December 31, 1998, due to the Partnership accruing transaction costs relating to the proposed merger with CNL

American Properties Fund, Inc. ("APF"), as described below. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity
-------------------

     The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations
---------------------

     During the nine months ended September 30, 1998, the Partnership and its consolidated joint ventures, Denver Joint Venture and CNL/Airport Joint Venture, owned and leased 37 wholly owned Properties (including one Property in Columbus, Ohio, one Property in Danbury, Connecticut received in exchange for the Property in Columbus, Ohio, and one Property which was sold in October 1998), and during the nine months ended September 30, 1999, the Partnership and its consolidated joint ventures owned and leased 36 wholly owned Properties to operators of fast-food and family-style restaurant chains. During the nine months ended September 30, 1999 and 1998, the Partnership, Denver Joint Venture and CNL/Airport Joint Venture earned $2,649,538 and $2,632,415, respectively, in rental income from operating leases and earned income from direct financing leases, $884,669 and $868,028 of which was earned during the quarters ended September 30, 1999 and 1998, respectively. In addition, during the nine months ended September 30, 1999 and 1998, the Partnership earned $98,465 and $113,667, respectively, in contingent rental income, $43,572 and $50,903 of which was earned during the quarters ended September 30, 1999 and 1998, respectively.

     In addition, during the nine months ended September 30, 1998, the Partnership owned and leased two Properties indirectly through other joint venture arrangements and owned and leased one Property with an affiliate as tenants-in-common. During the nine months ended September 30, 1999, the Partnership owned and leased three Properties indirectly through other joint venture arrangements and owned and leased one Property with an affiliate as tenants-in-common. In connection therewith, during the nine months ended September 30, 1999 and 1998, the Partnership earned $188,049 and $156,335, respectively, $64,914 and $58,730 of which was earned during the quarters ended September 30, 1999 and 1998, respectively. Net income earned by unconsolidated joint ventures increased during the quarter and nine months ended September 30, 1999, as compared to the quarter and nine months ended September 30, 1998, as a result of the fact that in February 1999, the Partnership reinvested a portion of the net sales proceeds from the 1998 sale of the Property in Nashua, New Hampshire, in Portsmouth Joint Venture, with CNL Income Fund XVIII, Ltd., a Florida limited partnership and an affiliate of the general partners. In addition, net income earned by joint ventures during the nine months ended September 30, 1998, was less than that earned during the nine months ended September 30, 1999, partially due to the fact that Ashland Joint Venture adjusted estimated contingent rental amounts accrued at December 31, 1997, to actual amounts during the nine months ended September 30, 1998.

     During the nine months ended September 30, 1999 and 1998, the Partnership earned $62,902 and $114,469, respectively, in interest and other income, $20,847 and $16,421 of which was earned during the quarters ended September 30, 1999 and 1998, respectively. Interest and other income earned during the nine months ended September 30, 1998, was more than that earned during the nine months ended September 30, 1999, primarily because the Partnership collected and recognized $60,000 in other income in May 1998, as a result of the execution of an amendment to a purchase and sale agreement with a third party to extend the closing date for the sale of the Burger King Property located in Nashua, New Hampshire. In accordance with the terms of the amendment, the Partnership was deemed to have earned the $60,000 upon execution of the amendment to extend the closing date for the sale of this Property. This Property was sold in October 1998.

     Operating expenses, including depreciation and amortization expense, were $699,349 and $540,998 for the nine months ended September 30, 1999 and 1998, respectively, $223,993 and $179,596 of which were incurred during the quarters ended September 30, 1999 and 1998, respectively. The increase in operating expenses during the quarter and nine months ended September 30, 1999, as compared to 1998, was primarily a result of the Partnership incurring $63,691 and $183,788 during the quarter and nine months ended September 30, 1999, respectively, in transaction costs relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described below. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

     The increase in operating expenses during the quarter and nine months ended September 30, 1999, was partially offset by a decrease in depreciation expense as a result of the 1998 sale of the Property in Nashua, New Hampshire.

Proposed Merger
---------------

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 2,197,098 shares of its common stock, par value $0.01 per share (the "APF Shares"). In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $43,333,961 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the first quarter of 2000, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999 the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF, CNL Fund Advisors, Inc. and certain of its affiliates, in connection with the proposed Merger. On September 23, 1999, the judge assigned to the two lawsuits entered an order consolidating the two cases. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. The various defendants, including the general partners, have 45 days to respond to that consolidated complaint. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

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

Assessing Year 2000 Readiness

     The Y2K Team's initial step in assessing year 2000 readiness consisted of identifying any systems that are date-sensitive and, accordingly, could have potential year 2000 problems. The Y2K Team has conducted inspections, interviews and tests to identify which of the systems used by the Partnership could have a potential year 2000 problem.

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

     As of September 30, 1999, the Y2K Team had received responses from approximately 62 percent of the third parties. All of the responses were in writing. Of the third parties responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. Although the Y2K Team continues to receive positive responses from the companies with which the Partnership has third party relationships regarding their year 2000 compliance, the general partners cannot be assured that the third parties have adequately considered the impact of the year 2000.

     In addition, the Y2K Team has requested documentation from the Partnership's tenants. As of September 30, 1999, the Y2K Team had received responses from approximately 67 percent of the tenants. All of the responses were in writing. Of the tenant's responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. The general partners cannot be assured that the tenants have adequately considered the impact of the year 2000. The Partnership has also instituted a policy of requiring any new tenants to indicate that their systems are year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000.

Achieving Year 2000 Compliance

     The Y2K Team has identified and completed upgrades for its hardware equipment that was not year 2000 compliant. In addition, the Y2K Team has identified and completed upgrades of the software applications that were not year 2000 compliant, although the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible year 2000 issues.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
              RISK

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1.       Legal Proceedings.
              -----------------

              On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A.
                                     ------------------------------------
              Hewitt, Gretchen M. Hewitt Bernard J. Schulte, Edward M. and
              ------------------------------------------------------------
              Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr.,
              --------------------------------------------------------------
              Robert A. Bourne, CNL Realty Corporation, and CNL American
              ----------------------------------------------------------
              Properties Fund, Inc., Case No. CIO-99-0003561.
              ----------------------

              On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and
                                                    ----------------------------
              on behalf of a class of persons similarly situated, v. CNL
              ----------------------------------------------------------
              American Properties Fund, Inc., James M. Seneff, Jr., Robert A.
              ---------------------------------------------------------------
              Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL
              ------------------------------------------------------------
              Financial Corporation a/k/a CNL Financial Corp., CNL Financial
              --------------------------------------------------------------
              Services, Inc. and CNL Group, Inc., Case NO. CIO-99-3796, in the
              -----------------------------------
              Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

              On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL Income
                                                            -----------------
              Funds Litigation, Case No. 99-3561. Pursuant to this order, the
              ----------------------------------
              plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999, and the various defendants, including the general partners, have 45 days to respond to that consolidated complaint.

Item 2.       Changes in Securities. Inapplicable.
              ---------------------

Item 3.       Defaults upon Senior Securities. Inapplicable.
              -------------------------------

Item 4.       Submission of Matters to a Vote of Security Holders. Inapplicable.
              ---------------------------------------------------

Item 5.       Other Information. Inapplicable.
              -----------------

Item 6.       Exhibits and Reports on Form 8-K.
              --------------------------------

              (a)      Exhibits

                       2.1 Agreement and Plan of Merger by and between the Registrant and CNL American Properties Fund, Inc. ("APF") dated March 11, 1999, as amended June 4, 1999, and as amended October 27, 1999 (Filed as Appendix B to the Prospectus Supplement for the Registrant constituting a part of Amendment No. 3 to the Registration Statement of APF on Form S-4, File No. 333-74329.)

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

                       27      Financial Data Schedule (Filed herewith.)

              (b)      Reports on Form 8-K

                       No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     DATED this 10th day of November, 1999.


                               CNL INCOME FUND XI, LTD.

                               By:  CNL REALTY CORPORATION
                                    General Partner


                                    By:    /s/ James M. Seneff, Jr.
                                           ---------------------------------
                                           JAMES M. SENEFF, JR.
                                           Chief Executive Officer
                                           (Principal Executive Officer)


                                    By:    /s/ Robert A. Bourne
                                           ---------------------------------
                                           ROBERT A. BOURNE
                                           President and Treasurer
                                           (Principal Financial and
                                           Accounting Officer)