Form 10-K405
period 1999-12-31
CNL INCOME FUND XI LTD
filed 2000-03-29
CIK 879980

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______


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

      Registrant's telephone number, including area code: (407) 540-2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes   X     No _______
                                        ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of 4,000,000 units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market for such Units. Each Unit was originally sold at $10 per Unit.

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

     The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $35,200,000, and were used to acquire 39 Properties, including interests in four Properties owned by joint ventures in which the Partnership is a co-venturer, and to establish a working capital reserve for Partnership purposes. During the year ended December 31, 1996, the Partnership sold its Property in Philadelphia, Pennsylvania. During January 1997, the Partnership reinvested the net sales proceeds from the sale of the Property in Philadelphia, Pennsylvania in a Black-eyed Pea Property located in Corpus Christi, Texas with an affiliate of the General Partners as tenants-in-common. During 1998, the Partnership sold its Property in Nashua, New Hampshire. In January 1999, the Partnership reinvested a portion of the net sales proceeds from the sale of the Property in Nashua, New Hampshire in a Burger King Property in Yelm, Washington. In February 1999, the Partnership invested a portion of the remaining net sales proceeds from the sale of the Property in Nashua, New Hampshire in a joint venture arrangement, Portsmouth Joint Venture, with an affiliate of the General Partners. In October 1999, the Partnership invested the remaining net sales proceeds from the sale of the Property in Nashua, New Hampshire in an IHOP Property in Round Rock, Texas with an affiliate of the General Partners as tenants-in-common. As a result of these transactions, as of December 31, 1999, the Partnership owned 41 Properties. The 41 Properties include five Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates of the General Partners as tenants-in-common. The Partnership leases the Properties generally on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Termination of Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. the agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General partners; ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable.

Leases

     Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership, the joint ventures in which the Partnership is a co-venturer and the property owned with an affiliate of the General Partners as tenants-in-common provide for initial terms ranging from 14 to 20 years (the average being 18 years) and expire between 2006 and 2019. All leases are generally on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $45,600 to $200,100. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

     Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 29 of the Partnership's 41 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

     The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

     In January 1999, the Partnership reinvested the net sales proceeds from the sale of the Property in Nashua, New Hampshire in a Burger King Property located in Yelm, Washington. The lease terms for this Property are substantially the same as the Partnership's other leases.

     In February 1999, the Partnership entered into a new joint venture arrangement, Portsmouth Joint Venture, with an affiliate of the General Partners, to purchase and hold one restaurant Property. The lease terms for this Property are substantially the same as the Partnership's other leases.

     In October 1999, the Partnership reinvested a portion of the net sales proceeds from the 1998 sale of the Property in Nashua, New Hampshire in a Property in Round Rock, Texas as tenants-in-common with an affiliate of the General Partners. The lease terms for this Property is substantially the same as the Partnership's other leases.

Major Tenants

     During 1999, five lessees (or group of affiliated lessees) of the Partnership and its consolidated joint ventures, (i) Golden Corral Corporation,
(ii) Jack in the Box Inc., (iii) Burger King Corporation and BK Acquisition, Inc. (which are affiliated entities under common control) (hereinafter referred to as "Burger King Corporation"), (iv) Denny's, Inc. and Quincy's Restaurants, Inc. (which are affiliated entities under common control of "Advantica Restaurant Group, Inc.") (hereinafter referred to as "Advantica Restaurant Group, Inc."), and (v) Phoenix Restaurant Group, Inc., each contributed more than ten percent of the Partnership's total rental and earned income (including rental and earned income from the Partnership's consolidated joint ventures, the Partnership's share of rental and earned income from three Properties owned by unconsolidated joint ventures and two Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 1999, Golden Corral Corporation was the lessee under leases relating to three restaurants, Jack in the Box Inc. was the lessee under leases relating to eight restaurants, Burger King Corporation was the lessee under leases relating to seven restaurants, Advantica Restaurant Group, Inc. was the lessee under leases relating to five restaurants, and Phoenix Restaurant Group, Inc. was the lessee under leases relating to five restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these five lessees (or group of affiliated lessees) each will continue to contribute more than ten percent of the Partnership's total rental income in 2000. In addition, four Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Jack in the Box, Burger King, and Denny's, each accounted for more than ten percent of the Partnership's total rental income during 1999 (including rental income from the Partnership's consolidated joint ventures, the Partnership's share of rental income from three Properties owned by unconsolidated joint ventures and two Properties owned with affiliate of the General Partners as tenants-in-common). In 2000, it is anticipated that these four Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

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

     In addition, in February 1999, the Partnership entered into a joint venture arrangement, Portsmouth Joint Venture, with CNL Income Fund XVIII, Ltd., an affiliate of the General Partners, to purchase and hold one restaurant Property. The joint venture agreement provides for the Partnership and its joint venture partner to share in all costs and benefits associated with the joint venture in proportion to each partner's percentage interest in the joint venture. The Partnership owns 42.8% interest in the profits and losses of the joint venture.

     In addition to the above joint venture agreements, in January 1997, the Partnership entered into an agreement to hold a Black-eyed Pea Property as tenants-in-common, with CNL Income Fund XVII, Ltd., an affiliate of the

General Partners. In October 1999, the Partnership entered into an agreement to hold an IHOP Property as tenants-in-common, with CNL Income Fund VI, Ltd., an affiliate of the General Partners. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Properties in proportion to each co-tenant's percentage interest. The Partnership owns a 72.58% and 23 percent interest, respectively, in these Properties. Each of the affiliates is a limited partnership organized pursuant to the laws of the State of Florida. The tenancy in common agreement restricts each co-tenant's ability to sell, transfer, or assign its interest in the tenancy in common's Property without first offering it for sale to the remaining co-tenant.

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

Employees

     The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of CNL American Properties Fund, Inc. ("APF"), the parent company of CNL Fund Advisors, Inc. perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc. (formerly CNL Group Inc.), a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

     As of December 31, 1999, the Partnership owned 41 Properties. Of the 41 Properties, 34 are owned by the Partnership in fee simple, five are owned through joint venture arrangements and two are owned through a tenancy in common arrangement. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

     Land. The Partnership's Property sites range from approximately 18,000 to 329,000 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

     The following table lists the Properties owned by the Partnership as of December 31, 1999 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation.

          State                                                             Number of Properties
          -----                                                             -----------------------
          Alabama                                                                   2
          Arizona                                                                   1
          California                                                                1
          Colorado                                                                  2
          Connecticut                                                               2
          Florida                                                                   2
          Kansas                                                                    1
          Louisiana                                                                 1
          Massachusetts                                                             1
          Michigan                                                                  1
          Mississippi                                                               1
          New Hampshire                                                             1
          New Mexico                                                                2
          North Carolina                                                            2
          Ohio                                                                      4
          Oklahoma                                                                  2
          South Carolina                                                            2
          Texas                                                                     9
          Virginia                                                                  2
          Washington                                                                2
                                                                               ---------
          TOTAL PROPERTIES                                                         41
                                                                               =========

     Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 2,100 to 11,400 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1999, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using depreciable lives of 40 years for federal income tax purposes. As of December 31, 1999, the aggregate cost of the Properties owned by the Partnership (including its consolidated joint venture) and the unconsolidated joint ventures (including the Property owned through a tenancy in common arrangement) for federal income tax purposes was $19,798,646 and $3,544,390, respectively.

     The following table lists the Properties owned by the Partnership as of December 31, 1999 by Restaurant Chain.

          Restaurant Chain                                                   Number of Properties
          ----------------                                                   -----------------------
          Black-eyed Pea                                                              1
          Burger King                                                                12
          Denny's                                                                     7
          Golden Corral                                                               3
          Hardee's                                                                    5
          IHOP                                                                        1
          Jack in the Box                                                             8
          KFC                                                                         1
          Quincy's                                                                    2
          Taco Bell                                                                   1
                                                                               --------------
          TOTAL PROPERTIES                                                           41
                                                                               ==============

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

     At December 31, 1999, 1998, 1997, 1996, and 1995, all of the Properties were occupied. The following is a schedule of the average rent per Property for each of the years ended with December 31:

                                      1999                1998                 1997                  1996                  1995
                                ---------------     ---------------     -----------------    -----------------     -----------------
Rental Revenues (1)                  $4,087,385          $4,064,778            $4,071,074           $4,033,108            $3,975,403
Properties                                   41                  38                    39                   38                    39
Average Rent per Property            $   99,692          $  106,968            $  104,387           $  106,134            $  101,933

(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements and the Properties owned through tenancy in common arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

     The following is a schedule of lease expirations for leases in place as of December 31, 1999 for next the ten years and thereafter.


                                                                                             Percentage of
                       Expiration                Number            Annual Rental             Gross Annual
                          Year                  of Leases             Revenues               Rental Income
                 -----------------------    ---------------    --------------------    -----------------------
                          2000                    --                $       --                        --
                          2001                    --                        --                        --
                          2002                    --                        --                        --
                          2003                    --                        --                        --
                          2004                    --                        --                        --
                          2005                    --                        --                        --
                          2006                     7                   588,084                     15.13%
                          2007                     3                   498,758                     12.83%
                          2008                    --                        --                        --
                          2009                    --                        --                        --
                          Thereafter              31                 2,806,936                     72.04%
                                        ------------            --------------           ----------------
                          Total                   41                $3,893,778                    100.00%
                                        ============            ==============           ================

     Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1999 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

     Golden Corral Corporation leases three Golden Corral restaurants with an initial terms of 15 years (expiring in 2007) and average minimum base annual rent of approximately $166,300 (ranging from approximately $157,300 to $172,400).

     Jack in the Box Inc. leases eight Jack in the Box restaurants with an initial term of 18 years (expiring in 2010) and the average minimum base annual rent is approximately $96,300 (ranging from approximately $70,000 to $113,800).

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

     Phoenix Restaurant Group, Inc. leases four Denny's restaurants and one Black-eyed Pea restaurant with an initial term of 20 years (expiring between 2012 and 2016) and average minimum base annual rent of approximately $109,000 (ranging from approximately $65,200 to $153,800).

Competition

     The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.

Item 3.  Legal Proceedings

     On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A.
                                      -------------------------------------
Hewitt, Gretchen M. Hewitt, Bernard J. Schulte, Edward M. and Margaret Berol
----------------------------------------------------------------------------
Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty
----------------------------------------------------------------------------
Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.
----------------------------------------------------

     On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly
         ----------------------------------------------------------------------
situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A.
--------------------------------------------------------------------------------
Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial
----------------------------------------------------------------------
Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL
---------------------------------------------------------------------------
Group, Inc., Case NO. CIO-99-3796, in the Circuit Court of the Ninth Judicial
-----------
Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

     On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL Income Funds
                                              -----------------------
Litigation, Case No. 99-3561.  Pursuant to this order, the plaintiffs in these
----------------------------
cases filed a consolidated and amended complaint on November 8, 1999. On December 22, 1999, the General Partners and CNL Group, inc. filed motions to dismiss and motions to strike. On December 28, 1999, APF and CNL Fund Advisors, Inc. filed motions to dismiss. On March 6, 2000, all of the defendants filed a Joint Notice of Filing Form 8-K Reports and Suggestion of Mootness.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 15, 2000 there were 3,187 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 1999, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase) may have done so pursuant to such Plan. The General Partners had the right to prohibit transfers of Units. From inception through December 31, 1999, the price paid for any Unit transferred pursuant to the Plan was $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

     The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1999 and 1998, other than pursuant to the Plan, net of commissions.

                                                   1999 (1)                                         1998 (1)
                                --------------------------------------------     --------------------------------------------
                                     High            Low            Average           High            Low           Average
                                -----------     -----------     ------------     -----------      ---------     -------------
     First Quarter                     (2)             (2)              (2)             (2)            (2)               (2)
     Second Quarter                    (2)             (2)              (2)          $9.50          $8.27             $8.68
     Third Quarter                  $8.37           $7.80            $8.14            9.20           7.98              8.79
     Fourth Quarter                  9.10            6.83             8.10            8.90           8.00              8.48

(1) A total of 12,220 and 25,750 Units were transferred other than pursuant to the Plan for the years ended December 31, 1999 and 1998, respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

     The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

     For the years ended December 31, 1999 and 1998, the Partnership declared cash distributions of $3,500,024, $3,660,024, respectively, to the Limited Partners. During the quarters ended March 31 and December 31, 1998, the Partnership declared a special distribution to the Limited Partners of $40,000 and $120,000, respectively, which represented cumulative excess operating reserves. No amounts distributed to partners for the years ended December 31, 1999 and 1998 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

               Quarter Ended                                      1999                   1998
          ---------------------------------                 ----------------       -----------------
          March 31                                                  $875,006                $915,006
          June 30                                                    875,006                 875,006
          September 30                                               875,006                 875,006
          December 31                                                875,006                 995,006

     The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

(b)  Not applicable

Item 6.  Selected Financial Data


                                       1999                  1998                 1997                 1996                1995
                                -----------------     -----------------    ----------------     ----------------    ----------------
Year ended December 31:
 Revenues (1)                         $ 4,037,268           $ 4,067,454         $ 3,998,538          $ 3,976,787         $ 3,920,528
 Net income (2)                         3,141,774             3,809,404           3,295,079            3,464,705           3,202,176
 Cash distributions
   declared (3)                         3,500,024             3,660,024           3,500,024            3,540,024           3,540,023
 Net income per Unit
   (2)                                       0.78                  0.94                0.82                 0.86                0.79
 Cash distributions
   declared per Unit (3)                     0.88                  0.92                0.88                 0.89                0.89

At December 31:
 Total assets                         $35,792,092           $36,103,592         $35,785,538          $36,003,045         $36,086,683
 Partners' capital                     34,099,362            34,457,612          34,308,232           34,513,177          34,588,496

(1) Revenues include equity in earnings of unconsolidated joint ventures and minority interest in income of consolidated joint ventures.

(2) Net income for the years ended December 31, 1998 and 1996, includes $461,861 and $213,685, respectively, from gains on sale of land and buildings.

(3) Distributions for the year ended December 31, 1998, include special distributions to the Limited Partners of $40,000 and $120,000 declared during the quarters ended March 31, and December 31, respectively, which represented cumulative excess operating reserves. Distributions for the years ended December 31, 1995 and 1996, include a special distribution to the Limited Partners of $40,000, which represented cumulative excess operating reserves.

     The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership was organized on August 20, 1991, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains.
The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1999, the Partnership owned 41 Properties, either directly or through joint venture or tenancy in common arrangements.

Capital Resources

     The Partnership's primary source of capital for the years ended December 31, 1999, 1998, and 1997, was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $3,747,973, $3,894,062 and $3,642,796 for the years ended December 31, 1999, 1998, and 1997, respectively. The decrease during 1999, as compared to 1998, is primarily a result of changes in income and expenses as described in "Results of Operations" below, and the increase during 1998, as compared to 1997, is primarily a result of changes in the Partnership's working capital and changes in income and expenses as described in "Results of Operations" below.

     Other sources and uses of capital included the following during the years ended December 31, 1999, 1998, and 1997.

     In January 1997, the Partnership reinvested the net sales proceeds from the 1996 sale of the Property in Philadelphia, Pennsylvania in a Black-eyed Pea Property located in Corpus Christi, Texas, with an affiliate of the General Partners as tenants-in-common. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of December 31, 1998, the Partnership owned a 72.58% interest in this Property.

     In October 1998, the Partnership sold its Property in Nashua, New Hampshire, for $1,748,000 and received net sales proceeds of $1,630,296, resulting in a gain of $461,861 for financial reporting purposes. This Property was originally acquired by the Partnership in 1992, and had a cost of approximately $1,302,414, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $327,900 in excess of its original purchase price. As of December 31, 1998, the net sales proceeds of $1,630,296, plus accrued interest of $10,640, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional Property. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

     In January 1999, the Partnership reinvested a portion of the net sales proceeds it received from the sale of the property in Nashua, New Hampshire in a Burger King property located in Yelm, Washington, at an approximate cost of $1,032,000. In addition, in February 1999, the Partnership reinvested approximately $247,000 of the remaining net sales proceeds from the sale of the Property in Nashua, New Hampshire in a joint venture arrangement, Portsmouth Joint Venture, to purchase and hold one property. The Partnerships co-venture partner is CNL Income Fund XVIII, Ltd., a Florida limited partnership and an affiliate of the General Partners. The and had a 42.8% interest in the profits and losses of the joint venture as of December 31, 1999.

     In October 1999, the Partnership invested approximately $320,200 in an IHOP Property located in Round Rock, Texas with CNL Income Fund VI, Ltd., a Florida limited partnership and affiliate of the General Partners, as tenants-in-common. In connection therewith, the Partnership and its affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of December 31, 1999, the Partnership owned a 23 percent interest in this Property.

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

     Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties pending reinvestment in addition Properties, are invested in money market accounts or other short-term highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At December 31, 1999, the Partnership had $1,656,500 invested in such short-term investments as compared to $1,559,240 at December 31, 1998. As of December 31, 1999, the average interest rate earned by the Partnership on the rental income deposited in demand deposit accounts at commercial banks was approximately 3 percent annually. The funds remaining at December 31, 1999, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

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

     Due to low operating expenses and ongoing cash flow, the General Partners believe that the Partnership has sufficient working capital reserves at this time. In addition, because all leases of the Partnership's Properties are generally on a triple-net basis, it is not anticipated that a permanent reserve for maintenance and repairs will be established at this time. To the extent, however, that the Partnership has insufficient funds for such purposes, the General Partners will contribute to the Partnership an aggregate amount of up to one percent of the offering proceeds for maintenance and repairs.

     The General Partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

     The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution.
Based on cash from operations, and during the year ended December 31, 1998, cumulative excess operating reserves, the Partnership declared distributions to the Limited Partners of $3,500,024, $3,660,024 and $3,500,024 for the years ended December 31, 1999, 1998, and 1997, respectively. This represents a distribution of $0.88, $0.92 and $0.88 per Unit for the years ended December 31, 1999, 1998, and 1997, respectively. No amounts distributed to the Limited Partners for the years ended December 31, 1999, 1998, and 1997 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

     During 1999, 1998, and 1997, affiliates of the General Partners incurred $172,624, $109,290 and $83,747, respectively, for certain operating expenses. As of December 31, 1999 and 1998, the Partnership owed $70,600 and $25,446, respectively, to affiliates for such amounts, accounting and administrative services and management fees. As of March 15, 2000, the Partnership had reimbursed the affiliates all such amounts. Other liabilities, including distributions payable, decreased to $1,112,323 at December 31, 1999, from $1,116,674 at December 31, 1998. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

     The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

     During the year ended December 31, 1997, the Partnership and its consolidated joint ventures, Denver Joint Venture and CNL/Airport Joint Venture, owned and leased 36 wholly owned Properties, and during the year ended December 31, 1998, the Partnership and its consolidated joint ventures, owned and leased 37 wholly owned Properties (including one Property in Columbus, Ohio exchanged for one Property in Danbury, Connecticut and one Property in Nashua, New Hampshire, which was sold in October 1998). During the year ended December 31, 1999, the Partnership and its consolidated joint ventures owned and leased 36 wholly owned Properties. During 1999, the Partnership and its consolidated joint ventures, was a co-venturer in three separate joint ventures that each owned and leased one Property, and the Partnership owned and leased two Properties with affiliates of the General Partners, as tenants-in-common. In addition, during 1998 and 1997, the Partnership and its consolidated joint ventures, was a co-venturer in two separate joint ventures that each owned and leased one Property, and the Partnership owned and leased one Property with an affiliate as tenants-in-common. As of December 31, 1999, the Partnership owned, either directly or through joint venture arrangements, 41 Properties which are, in general, subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $45,600 to $200,100. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item
2. Properties, respectively.

     During the years ended December 31, 1999, 1998, and 1997, the Partnership and its consolidated joint ventures, earned $3,522,254, $3,537,605 and $3,543,984, respectively, in rental income from operating leases and earned income from direct financing leases. Rental and earned income decreased during 1999, as compared to 1998, primarily as a result of the Partnership establishing an allowance for doubtful accounts of approximately $11,100 for past due rental amounts relating to the Properties in Kent and Wadsworth, Ohio in accordance with the Partnership's collection policy. The General Partners will continue to pursue collection of past due rental amounts relating to these Properties and will recognize such amounts as income if collected.

     For the years ended December 31, 1999, 1998 and 1997, the Partnership also earned $237,751, $243,115 and $225,888, respectively, in contingent rental income. The increase in contingent rental income during 1998, as compared to 1997, was primarily due to an increase in gross sales of certain restaurant Properties whose leases require the payment of contingent renal income.

     In addition, for the years ended December 31, 1999, 1998 and 1997, the Partnership earned $259,676, $215,501 and $236,103, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer. Net income earned by unconsolidated joint ventures increased during 1999, as compared to 1998, as a result of the fact that in February and October 1999, the Partnership reinvested a portion of the net sales proceeds from the 1998 sale of the Property in Nashua, New Hampshire in Portsmouth Joint Venture and in an IHOP Property in Round Rock, Texas. In addition, net income earned by joint ventures during 1998, was less than that earned during 1999 and 1997, partially due to the fact that Ashland Joint Venture adjusted estimated contingent rental amounts accrued at December 31, 1997, to actual amounts due during 1998.

     During the year ended December 31, 1999, five lessees (or group of affiliated lessees) of the Partnership and its consolidated joint ventures, Golden Corral Corporation, Jack in the Box, Inc., Burger King Corporation, Phoenix Restaurant Group, Inc., and Advantica Restaurant Group, Inc., each contributed more than ten percent of the Partnership's total rental income (including rental and earned income from the Partnership's consolidated joint ventures, the Partnership's share of rental and earned income from three Properties owned by unconsolidated joint ventures and two Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 1999, Golden Corral Corporation was the lessee under leases relating to three restaurants, Jack in the Box Inc. was the lessee under leases relating to eight restaurants, Burger King Corporation was the lessee under leases relating to seven restaurants, Advantica Restaurant Group, Inc. was the lessee under leases relating to five restaurants, and Phoenix Restaurant Group, Inc. was the lessee under leases relating to five restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these five tenants each will continue to contribute more than ten percent of the Partnership's total rental income during 2000. In addition, during the year ended December 31, 1999, four Restaurant Chains, Golden Corral, Jack in the Box, Burger King, and Denny's, each accounted for more than ten percent of the Partnership's total rental and earned income (including rental and earned income from the Partnership's consolidated joint ventures and the Partnership's share of rental and earned income from three Properties owned by unconsolidated joint ventures and two Properties owned with affiliates of the General Partners as tenants-in-common). In 2000, it is anticipated that these Restaurant Chains each will continue to account for more than ten percent of the total rental and earned income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

     In addition, for the years ended December 31, 1999, 1998, and 1997, the Partnership earned $84,648, $139,707 and $62,440, respectively, in interest and other income. Interest and other income was higher during 1998, as compared to 1999 and 1997, primarily due to the Partnership collecting and recognizing $60,000 in other income in May 1998, as a result of executing an amendment to a purchase and sale agreement with a third party to extend the closing date for the Burger King Property located in Nashua, New Hampshire. In accordance with the terms of the amendment, the Partnership was deemed to have earned the $60,000 upon execution of the amendment to extend the closing date of this Property. This Property was sold in October 1998, as described above in "Capital Resources."

     Operating expenses, including depreciation and amortization expense, were $895,494, $719,911 and $703,459, for the years ended December 31, 1999, 1998, and 1997, respectively. The increase in operating expenses during 1999 and 1998, each as compared to the previous year, was primarily a result of the Partnership incurring $200,741 and $20,888 in transaction costs during 1999 and 1998, respectively, relating to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as in "Termination of Merger".

     As a result of the sale of the Property in Nashua, New Hampshire, as described above in "Capital Resources," the Partnership recognized a gain of $461,861 for financial reporting purposes for the year ended December 31, 1998. No Properties were sold during the year ended December 31, 1999 and 1997.

     The Partnership's leases as of December 31, 1999, are, in general, triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

Termination of Merger

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners' ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable.

Overview of Year 2000 Problem

     The year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date-sensitive information beyond January 1, 2000. The failure to accurately recognize the year 2000 could result in a variety of problems from data miscalculations to the failure of entire systems.

Status

     The Partnership generally does not directly own information technology systems. The General Partners and their affiliates generally provide all services requiring the use of information and some non-information technology systems. In early 1998, affiliates of the General Partners formed a year 2000 committee ("the Y2K Team") that assessed the readiness of any systems that are date sensitive and completed upgrades for the hardware equipment and software that was not year 2000 compliant, as necessary. The cost for these upgrades and other remedial measures is the responsibility of the General Partners and their affiliates. The General Partners and their affiliates do not expect that the Partnership will incur any costs in connection with the year 2000 remedial measures. In addition, the Y2K Team requested and received certifications of compliance from other companies with which the General Partners, their affiliates, and the Partnership have material third party relationships.

     In assessing the risks presented by the year 2000 problem, the Y2K Team identified potential worst case scenarios involving the future of the information and non-information technology systems used by the Partnership's transfer agent, financial institutions and tenants. As of January 14, 2000, the General Partners and their affiliates have tested the information and non-information technology systems used by the Partnership and have not experienced material disruption or other significant problems. In addition, as of the same date, the General Partners are not aware of any material year 2000 problems relating to information and non-information technology systems of third parties with which the Partnership maintains material relationships, including those of the Partnership's transfer agent, financial institutions and tenants. In addition, in the Partnership's interactions with its transfer agent, financial institutions and tenants, the systems of these third parties have functioned normally. Until the Partnership's first distribution in 2000 and the delivery of the information by the transfer agent to stockholders in early 2000, the General Partners will continue to monitor the year 2000 compliance of the transfer agent. In addition, the General Partners will continue to monitor the systems used by the Partnership and to maintain contact with third parties with which the Partnership has material relationships with respect to year 2000 compliance and any year 2000 issues that may arise at a later date. The General Partners will develop contingency plans relating to ongoing year 2000 issues at the time that such issues are identified and such plans are deemed necessary.

     Based on the information provided to the Y2K Team, the upgrades and remedial measures by the General Partners and their affiliates, and the normal functioning to date of information and non-information technology systems used by the Partnership and those third parties, the General Partners do not foresee significant risks associated with its year 2000 compliance at this time. In addition, the General Partners and their affiliates do not expect to incur any additional costs in connection with the year 2000 remedial efforts. However, there can be no assurance that the General Partners and their affiliates or any third parties will not have ongoing year 2000 issues that may have adverse effects on the Partnership.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.


Item 8.  Financial Statements and Supplementary Data

                           CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

                                   CONTENTS
                                   --------




                                                                  Page
                                                                  -----

Report of Independent Certified Public Accountants                 16

Financial Statements:

  Balance Sheets                                                   17

  Statements of Income                                             18

  Statements of Partners' Capital                                  19

  Statements of Cash Flows                                         20-21

  Notes to Financial Statements                                    22-34

              Report of Independent Certified Public Accountants
              --------------------------------------------------


To the Partners
CNL Income Fund XI, Ltd.


In our opinion, the financial statements listed in the index appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund XI, Ltd. (a Florida limited partnership) at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP

Orlando, Florida
February 4, 2000, except for Note 11 for which the date is March 1, 2000

                           CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

                                BALANCE SHEETS
                                --------------

                                                                            December 31,
                                                                 1999                     1998
                                                         ------------------        ------------------
                  ASSETS
                   ------
Land and buildings on operating leases, less
                                                          $      21,595,007           $    21,683,785
Net investment in direct financing leases                         7,372,041                 6,786,286
Investment in joint ventures                                      3,077,302                 2,521,613
Cash and cash equivalents                                         1,656,500                 1,559,240
Restricted cash                                                          --                 1,640,936
Receivables, less allowance for doubtful
  accounts of $11,646 and $5,820,
    respectively                                                    175,500                   132,311
Prepaid expenses                                                     14,115                    12,335
Accrued rental income                                             1,779,603                 1,645,062
Other assets                                                        122,024                   122,024
                                                         ------------------        ------------------

                                                          $      35,792,092           $    36,103,592
                                                         ==================        ==================

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Accounts payable                                          $         121,191           $        14,461
Accrued and escrowed real estate taxes
  payable                                                            13,646                    15,138
Distributions payable                                               875,006                   995,006
Due to related parties                                               70,600                    25,446
Rents paid in advance and deposits                                  102,480                    92,069
                                                         ------------------        ------------------
     Total liabilities                                            1,182,923                 1,142,120

Minority interest                                                   509,807                   503,860

Partners' capital                                                34,099,362                34,457,612
                                                         ------------------        ------------------

                                                          $      35,792,092           $    36,103,592
                                                         ==================        ==================

                See accompanying notes to financial statements.

                           CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

                             STATEMENTS OF INCOME
                             --------------------


                                                                             Year Ended December 31,
                                                                  1999                 1998                1997
                                                              --------------      --------------      --------------
Revenues:
  Rental income from operating leases                             $2,575,492          $2,644,418          $2,702,558
  Earned income from direct financing leases                         946,762             893,187             841,426
  Contingent rental income                                           237,751             243,115             225,888
  Interest and other income                                           84,648             139,707              62,440
                                                              --------------      --------------      --------------
                                                                   3,844,653           3,920,427           3,832,312
                                                              --------------      --------------      --------------
Expenses:
  General operating and administrative                               161,584             154,434             148,380
  Professional services                                               35,021              34,140              32,077
  Management fees to related parties                                  39,836              39,393              37,974
  Real estate taxes                                                       --               2,858                  --
  State and other taxes                                               31,728              24,262              25,779
  Depreciation and amortization                                      426,584             443,936             459,249
  Transaction costs                                                  200,741              20,888                  --
                                                              --------------      --------------      --------------
                                                                     895,494             719,911             703,459
                                                              --------------      --------------      --------------

Income Before Minority Interest in Income
  of Consolidated Joint Ventures, Equity in
  Earnings of Unconsolidated Joint Ventures and
  Gain on Sale of Land and Buildings                               2,949,159           3,200,516           3,128,853

Minority Interest in Income of Consolidated
  Joint Ventures                                                     (67,061)            (68,474)            (69,877)

Equity in Earnings of Unconsolidated Joint
  Ventures                                                           259,676             215,501             236,103

Gain on Sale of Land and Buildings                                        --             461,861                  --
                                                              --------------      --------------      --------------

Net Income                                                        $3,141,774          $3,809,404          $3,295,079
                                                              ==============      ==============      ==============

Allocation of Net Income
  General partners                                                $   31,418          $   34,815          $   32,951
  Limited partners                                                 3,110,356           3,774,589           3,262,128
                                                              --------------      --------------      --------------

                                                                  $3,141,774          $3,809,404          $3,295,079
                                                              ==============      ==============      ==============

Net Income Per Limited Partner Unit                                    $0.78               $0.94               $0.82
                                                              ==============      ==============      ==============

Weighted Average Number of
  Limited Partner Units Outstanding                                4,000,000           4,000,000           4,000,000
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

                           CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                        -------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


                                 General Partners                               Limited Partners
                         ----------------------------------------------------------------------------------------------------------
                                            Accumulated                                   Accumulated     Syndication
                           Contributions     Earnings    Contributions    Distributions    Earnings          Costs        Total
                         ----------------------------------------------------------------------------------------------------------

Balance, December 31,
 1996                            $1,000       $142,281      $40,000,000     $(15,055,086)  $14,214,982  $(4,790,000)    $34,513,177

 Distributions to limited
   partners ($0.88 per
   limited partner unit)             --             --               --       (3,500,024)           --           --      (3,500,024)
 Net Income                          --         32,951               --               --     3,262,128           --       3,295,079
                             ------------------------------------------------------------------------------------------------------

Balance, December 31,
 1997                             1,000        175,232       40,000,000      (18,555,110)   17,477,110   (4,790,000)     34,308,232

 Distributions to limited
   partners ($0.92 per
   limited partner unit)             --             --               --       (3,660,024)           --           --      (3,660,024)
 Net income                          --         34,815               --               --     3,774,589           --       3,809,404
                             ------------------------------------------------------------------------------------------------------

Balance, December 31,
 1998                             1,000        210,047       40,000,000      (22,215,134)   21,251,699   (4,790,000)     34,457,612

 Distributions to limited
   partners ($0.88 per
   limited partner unit)             --             --               --       (3,500,024)           --           --      (3,500,024)
 Net income                          --         31,418               --               --     3,110,356           --       3,141,774
                             ------------------------------------------------------------------------------------------------------

Balance, December 31,
 1999                            $1,000       $241,465      $40,000,000     $(25,715,158)  $24,362,055  $(4,790,000)    $34,099,362
                             ======================================================================================================

                See accompanying notes to financial statements.

                           CNL INCOME FUND XI, LTD.
                      (A Florida Limited Partnership)

                          STATEMENTS OF CASH FLOWS
                          ------------------------


                                                                                 Year Ended December 31,
                                                                     1999                  1998                  1997
                                                             -----------------      -----------------     -----------------
Increase (Decrease) in Cash and Cash Equivalents:

Cash Flows from Operating Activities:
     Cash received from tenants                                    $ 3,724,492            $ 3,826,352           $ 3,585,979
     Distributions from unconsolidated joint
       ventures                                                        271,442                262,843               250,497
     Cash paid for expenses                                           (322,962)              (247,138)             (237,312)
     Interest received                                                  75,001                 52,005                43,632
                                                             -----------------      -----------------     -----------------
        Net cash provided by operating
           activities                                                3,747,973              3,894,062             3,642,796
                                                             -----------------      -----------------     -----------------

   Cash Flows from Investing Activities:
     Additions to land and buildings on
       operating leases                                               (337,806)                    --                    --
     Investment in direct financing leases                            (694,610)                    --                    --
     Proceeds from sale of land and buildings                               --              1,630,296                    --
     Investment in joint ventures                                     (567,455)                (1,169)           (1,044,750)
     Decrease (increase) in restricted cash                          1,630,296             (1,630,296)            1,044,750
                                                             -----------------      -----------------     -----------------
        Net cash provided by (used in) investing
         activities                                                     30,425                 (1,169)                   --
                                                             -----------------      -----------------     -----------------

   Cash Flows from Financing Activities:
     Distributions to limited partners                              (3,620,024)            (3,540,024)           (3,540,024)
     Distributions to holders of minority interest                     (61,114)               (66,015)              (56,246)
                                                             -----------------      -----------------     -----------------
         Net cash used in financing activities                      (3,681,138)            (3,606,039)           (3,596,270)
                                                             -----------------      -----------------     -----------------

Net Increase in Cash and Cash Equivalents                               97,260                286,854                46,526

Cash and Cash Equivalents at Beginning of Year                       1,559,240              1,272,386             1,225,860
                                                             -----------------      -----------------     -----------------

Cash and Cash Equivalents at End of Year                           $ 1,656,500            $ 1,559,240           $ 1,272,386
                                                             =================      =================     =================

                See accompanying notes to financial statements.

                           CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

                     STATEMENTS OF CASH FLOWS - CONTINUED
                     ------------------------------------


                                                                                    Years Ended December 31,
                                                                      1999                    1998                  1997
                                                                 ---------------        ----------------       --------------
Reconciliation of Net Income to Net Cash Provided
by Operating Activities:

   Net Income                                                      $   3,141,774          $    3,809,404        $   3,295,079
                                                                 ---------------        ----------------       --------------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                                      426,584                 443,936              458,660
       Amortization                                                           --                      --                  589
       Gain on sale of land and buildings                                     --                (461,861)                  --
       Minority interests in income of
         consolidated joint ventures                                      67,061                  68,474               69,877
       Equity in earnings of unconsolidated joint
         ventures, net of distributions                                   11,766                  47,342               14,394
       Increase in receivables                                           (32,549)                (23,376)             (23,957)
       Decrease (increase) in prepaid expenses                            (1,780)                  1,028                 (136)
       Decrease in net investment in direct
         financing leases                                                108,855                  90,236               74,706
       Increase in accrued rental income                                (134,541)               (127,336)            (260,223)
       Increase in accounts payable and accrued
         expenses                                                        105,238                   3,681                2,143
       Increase in due to related
         parties                                                          45,154                  18,798                4,527
       Increase in rents paid in
         advance and deposits                                             10,411                  23,736                7,137
                                                                 ---------------        ----------------       --------------
           Total adjustments                                             606,199                  84,658              347,717
                                                                 ---------------        ----------------       --------------

Net Cash Provided by Operating Activities                          $   3,747,973          $    3,894,062        $   3,642,796
                                                                 ===============        ================       ==============

Supplemental Schedule of Non-Cash Investing and
 Financing Activities:

     Land and building under operating lease
        exchanged for land and building under
        operating lease                                            $          --          $      718,930           $       --
                                                                 ===============        ================       ==============

     Distributions declared and unpaid at
       December 31                                                 $     875,006          $      995,006           $  875,006
                                                                 ===============        ================       ==============

                See accompanying notes to financial statements.

                           CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1999, 1998, and 1997


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

                 Years Ended December 31, 1999, 1998, and 1997


1.   Significant Accounting Policies - Continued:
     -------------------------------------------

          Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date. Whenever a tenant defaults under the terms of its lease, or events or changes in circumstance indicate that the tenant will not lease the property through the end of the lease term, the Partnership either reserves or reverses the cumulative accrued rental income balance.

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

                           CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


1.   Significant Accounting Policies - Continued:
     -------------------------------------------

     The Partnership's investments in Ashland Joint Venture, Des Moines Real Estate Joint Venture and Portsmouth Joint Venture and the properties in Corpus Christi, Texas and Round Rock, Texas, for which the properties are held as tenants-in-common, are accounted for using the equity method since the Partnership shares control with affiliates which have the same General Partners.

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

                 Years Ended December 31, 1999, 1998, and 1997

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

3.   Land and Buildings on Operating Leases:
     --------------------------------------

     Land and buildings on operating leases consisted of the following at December 31:

                                                          1999                   1998
                                                  ------------------     ------------------
          Land                                           $11,945,232            $11,607,426
          Buildings                                       12,666,144             12,666,144
                                                  ------------------     ------------------
                                                          24,611,376             24,273,570

          Less accumulated depreciation                   (3,016,369)            (2,589,785)
                                                  ------------------     ------------------

                                                         $21,595,007            $21,683,785
                                                  ==================     ==================


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

                           CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


3.   Land and Buildings on Operating Leases - Continued:
     --------------------------------------------------

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

     In January 1999, the Partnership reinvested approximately $1,032,400 of the net sales proceeds it received from the 1998 sale of the property in Nashua, New Hampshire in a Burger King property located in Yelm, Washington. In accordance with statement of Financial Accounting Standards No. 13, "Accounting for Leases," the land portion of this property was classified as an operating lease while the building portion was classified as a capital lease.

     Some leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1999, 1998 and 1997, the Partnership recognized $134,541, $127,336 and $260,233, respectively, of such rental income.

     The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1999:

                    2000                                 2,449,153
                    2001                                 2,458,158
                    2002                                 2,509,343
                    2003                                 2,667,353
                    2004                                 2,686,268
                    Thereafter                          14,633,497
                                                  ----------------

                                                       $27,403,772
                                                  ================

                           CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


3.   Land and Buildings on Operating Leases - Continued:
     --------------------------------------------------

     Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.   Net Investment in Direct Financing Leases:
     -----------------------------------------

     The following lists the components of the net investment in direct financing leases at December 31:

                                                                  1999                  1998
                                                           ---------------       ---------------
          Minimum lease payments
            receivable                                         $14,452,917           $13,985,977
          Estimated residual values                              2,439,551             2,210,329
          Less unearned income                                  (9,520,427)           (9,410,020)
                                                           ---------------       ---------------
          Net investment in direct
            financing leases                                   $ 7,372,041           $ 6,786,286
                                                           ===============       ===============


     The following is a schedule of future minimum lease payments to be received on the direct financing leases at December 31, 1999:

                  2000                                      $ 1,064,880
                  2001                                        1,064,880
                  2002                                        1,076,079
                  2003                                        1,096,183
                  2004                                        1,096,183
Thereafter                                                    9,054,712
                                                       ----------------

                                                            $14,452,917
                                                       ================

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

                 Years Ended December 31, 1999, 1998, and 1997


5.   Investment in Joint Ventures:
     ----------------------------

     The Partnership has a 62.16% and a 76.6% interest in the profits and losses of Ashland Joint Venture and Des Moines Real Estate Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same General Partners. In addition, the Partnership owns a Black-eyed Pea property in Corpus Christi, Texas, as tenants-in-common with CNL Income Fund XVII, Ltd., a Florida limited partnership and affiliate of the General Partners. As of December 31, 1999, the Partnership owned a 72.58% interest in this property.

     In February 1999, the Partnership reinvested a portion of the remaining net sales proceeds it received from the 1998 sale of the property in Nashua, New Hampshire in a joint venture arrangement, Portsmouth Joint Venture, with CNL Income Fund XVIII, Ltd., a Florida limited partnership and an affiliate of the General Partners, to purchase and hold one restaurant property. As of December 31, 1999, the Partnership had contributed approximately $247,300 to the joint venture and owned a 42.8% interest in the profits and losses of this joint venture.

     In October 1999, the Partnership used a portion of the net sales proceeds from the 1998 sale of the property in Nashua, New Hampshire to invest in a property in Round Rock, Texas, with CNL Income Fund VI, Ltd., a Florida limited partnership and affiliate of the General Partners as tenants-in-common. As of December 31, 1999, the Partnership had contributed approximately $320,200 for a 23 percent interest in the property.

                           CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


5.   Investment in Joint Ventures - Continued:
     ----------------------------------------

     Ashland Joint Venture, Des Moines Real Estate Joint Venture, Portsmouth Joint Venture and the Partnership and affiliates, as tenants-in-common in two separate tenants-in-common arrangements, each own and lease one property to an operator of national fast-food restaurants. The following presents the joint ventures' combined, condensed financial information at December 31:

                                                                   1999                 1998
                                                            ----------------     ----------------
          Land and buildings on operating
           leases, less accumulated
           depreciation                                           $4,985,690           $3,427,681
          Net investment in direct financing
           lease                                                     320,961                   --
          Cash                                                        12,029                1,109
          Receivables                                                 56,211                   --
          Prepaid expenses                                             4,921                8,290
          Accrued rental income                                      173,367              130,585
          Liabilities                                                 17,300                   --
          Partners' capital                                        5,535,879            3,567,665
          Revenues                                                   503,686              399,305
          Net income                                                 402,007              300,036


     The Partnership recognized income totalling $259,676, $215,501 and $236,103, for the years ended December 31, 1999, 1998, and 1997, respectively, from these joint ventures.

6.   Restricted Cash:
     ---------------

     As of December 31, 1998, the net sales proceeds of $1,630,296 from the sale of the property in Nashua, New Hampshire, plus accrued interest of $10,640, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire additional properties. In 1999, the Partnership reinvested these proceeds in three properties, one of which was wholly owned, one of which was through a joint venture arrangement and one of which was as a tenancy-in-common with affiliates of the General Partner (See Notes 3 and 5).

                           CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


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

     Generally, net sales proceeds from a liquidating sale of properties, will be used in the following order: (i) first to pay and discharge all of the Partnership's liabilities to creditors, (ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, (iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners,
     (iv) fourth, after allocations of net income, gains and/or losses, to distribute to the partners with positive capital accounts balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and (v) thereafter, any funds remaining shall then be distributed 95 percent to the limited partners and five percent to the general partners.

     During the years ended December 31, 1999, 1998, and 1997, the Partnership declared distributions to the limited partners of $3,500,024, $3,660,024 and $3,500,024, respectively. No distributions have been made to the general partners to date.

                           CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


8.   Income Taxes:
     ------------

     The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:


                                                                          1999                 1998                 1997
                                                                    ----------------     ----------------     ----------------

     Net income for financial reporting purposes                         $3,141,774           $3,809,404           $3,295,079

     Depreciation for tax reporting purposes less than
       (in excess of) depreciation for financial
       reporting purposes                                                   (67,657)               2,899              (43,077)

     Gain on sale of land and building for financial
       reporting purposes in excess of gain for tax
       reporting purposes                                                   429,196             (461,861)                  --

     Direct financing leases recorded as operating
       leases for tax reporting purposes                                    108,856               90,236               74,706

     Equity in earnings of unconsolidated joint
       ventures for financial reporting purposes in
       excess of equity in earnings of uncon-
       solidated joint ventures for tax reporting
       purposes                                                              (5,731)              (5,906)             (13,296)

     Capitalization of transaction costs for tax
       reporting purposes                                                   200,741               20,888                   --

     Accrued rental income                                                 (134,541)            (127,336)            (260,223)

     Rents paid in advance                                                   10,411               23,236               22,436

     Allowance for doubtful accounts                                          5,826                5,820              (14,746)

     Minority interests in timing differences of
       consolidated joint ventures                                            8,663              (44,316)              14,430
                                                                   ----------------     ----------------     ----------------

     Net income for federal income tax purposes                          $3,697,538           $3,313,064           $3,075,309
                                                                   ================     ================     ================

                           CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


9.   Related Party Transactions:
     --------------------------

     One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc., CNL Fund Advisors, Inc. (the "Advisor") was a majority owned subsidiary of CNL Financial Group, Inc. until it merged with CNL American Properties Fund, Inc. ("APF"), effective September 1, 1999. The individual general partners are stockholders and directors of APF.

     The Advisor provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the partnership. In connection therewith, the Partnership agreed to pay certain Advisor management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Affiliate. The Partnership incurred management fees of $39,836, $39,393, and $37,974, for the years ended December 31, 1999, 1998, and 1997, respectively.

     The Advisor is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sale. However, if the sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. No deferred, subordinated real estate disposition fees have been incurred since inception.

                           CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


9.   Related Party Transactions - Continued:
     --------------------------------------

     During the years ended December 31, 1999, 1998, and 1997, the Advisor and it affiliates provided accounting and administrative services to the Partnership on a day-to-day basis including services relating to the proposed and terminated merger as described in Note 11. The Partnership incurred $130,332, $101,423, and $88,667 for the years ended December 31, 1999, 1998, and 1997, respectively, for such services.

     The due to related parties at December 31, 1999 and 1998, totalled $70,600 and $25,446, respectively.

10.  Concentration of Credit Risk:
     ----------------------------

     The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from the unconsolidated joint ventures and the properties held as tenants-in-common with affiliates of the General Partners), for each of the years ended December 31:

                                                    1999              1998               1997
                                              --------------    ---------------    ---------------

       Foodmaker, Inc.                              $768,032           $768,032           $768,032
       Burger King Corporation and
        BK Acquisition, Inc.                         621,726            695,427            733,620
       Golden Corral Corporation                     570,815            564,104            538,871
       Phoenix Restaurant Group, Inc.                530,465            536,779            489,623
       Advantica Restaurant Group,
         Inc. (Denny's, Inc. and
         Quincy's Restaurants. Inc.,
         during the years ended
         December 31, 1999 and
         1998)                                       470,022            473,726                N/A
       Flagstar Enterprises, Inc. (and
         Denny's, Inc. and Quincy's
         Restaurants, Inc. during the
         year ended December 31,
         1997)                                           N/A                N/A            780,502

                           CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


10.  Concentration of Credit Risk - Continued:
     ----------------------------------------

     In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from the unconsolidated joint ventures and the properties held as tenants-in-common with affiliates of the General Partners), for each of the years ended December 31:

                                                  1999                 1998                 1997
                                            ---------------     ----------------     ----------------
          Burger King                            $1,144,865           $1,144,250           $1,198,027
          Denny's                                   889,658              898,908              854,141
          Jack in the Box                           768,032              768,032              768,032
          Golden Corral Family
            Steakhouse Restaurants                  570,815              564,103              538,871

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

11.  Termination of Merger:
     ---------------------

          On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners' ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     The General Partners of the Registrant are James M. Seneff, Jr., Robert A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL Fund Advisors, Inc., CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

     James M. Seneff, Jr., age 53, Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. Mr. Seneff has served as a director and Chairman of the Board since inception in 1994, and served as Chief Executive Officer from 1994 through August 1999, of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust. He also served as a director, Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., the advisor to CNL American Properties Fund, Inc. until it merged with the company in September 1999. In addition, he serves as a director, Chairman of the Board and Chief Executive Officer of CNL Health Care Properties, Inc., as well as CNL Health Care Corp., the advisor to the company. He also serves as director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as CNL Hospitality Corp., its advisor. Since 1992, Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a director, Chairman of the Board and Chief Executive Officer of the following affiliated companies since formation: CNL Securities Corp., since 1979; CNL Investment Company, since 1990; and CNL Institutional Advisors, a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNLBank. Mr. Seneff served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration is Florida's principal investment advisory and money management agency and oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

     Robert A. Bourne, age 52, Since joining CNL Securities Corp. in 1979, Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is the President and Treasurer of CNL Financial Group, Inc. (formerly CNL Group, Inc.). Mr. Bourne has served as a director since inception in 1994, President from 1994 through February 1999, Treasurer from February 1999 through August 1999, and Vice Chairman of the Board since February 1999 of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust. He also served in the following positions for CNL Fund Advisors, Inc., the advisor to CNL American Properties Fund, Inc. prior to its merger with CNL American Properties Fund, Inc.: director from 1994 through August 1999, Treasurer from July 1998 through August 1999, President from 1994 through September 1997, and Vice Chairman of the Board from September 1997 through August 1999. Mr. Bourne is a director and President of CNL Health Care Properties, Inc., as well as a director and President of CNL Health Care Corp., the advisor to the company. He is also a director, Vice Chairman of the Board and President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as CNL Hospitality Corp., its advisor. Mr. Bourne also serves as a director of CNLBank. He has served as a director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of

Commercial Net Lease Realty Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne holds the following positions for these affiliates of CNL Financial Group, Inc.: director, President and Treasurer of CNL Investment Company; director, President, Treasurer, and Registered Principal of CNL Securities Corp., a subsidiary of CNL Investment Company and director, President, Treasurer, and Chief Investment Officer of CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of tax manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

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

     CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 450 South Orange Avenue, Orlando, Florida 32801. CNL Fund Advisors, Inc. was a majority owned subsidiary of CNL Financial Group, Inc., until its merger effective September 1, 1999. On September 1, 1999, CNL American Properties Fund, Inc. acquired CNL Fund Advisors, Inc. and was organized to perform property acquisition, property management and other services.

     CNL Financial Group, Inc., which was the parent company of CNL Fund Advisors, Inc. through August 1999, was organized in 1980 under the laws of the State of Florida. CNL Financial Group, Inc. is a diversified real estate company which provides a wide range of real estate, development and financial services to companies in the United States through the activities of its subsidiaries. These activities are primarily focused on the franchised restaurant and hospitality industries. James M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Financial Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Holdings, Inc., the Parent company of CNL Financial Group, Inc.

     The following persons serve as operating officers of CNL Financial Group, Inc. or its affiliates or subsidiaries in the discretion of the Boards of Directors of those companies, but, except as specifically indicated, do not serve as members of the Boards of Directors of those entities. The Boards of Directors have the responsibility for creating and implementing the policies of CNL Financial Group, Inc. and its affiliated companies.

     Curtis B. McWilliams, age 44, joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President through August 1999. He serves as Chief Executive Officer of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and as President of the Restaurant and Financial Services Groups within CNL Financial Group, Inc. through August 1999. Mr. McWilliams served as President of CNL American Properties Fund, Inc. from February 1999 through August 1999 and previously served as Executive Vice President from February 1998 through February 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co., most recently as Chairman of Merrill Lynch's Private Advisory Services until March 1997. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

     John T. Walker, age 41, serves as President and Chief Operating Officer of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. He served as Executive Vice President of CNL American Properties Fund, Inc. from January 1996 through August 1999, as Chief Operating Officer since March 1995 through August 1999, and previously served as Senior Vice President from December 1994 through August 1999. In addition, Mr. Walker has served as Executive Vice President of CNL Fund Advisors, Inc. since January 1996 through August 1999, Chief Operating Officer from April 1995 through August 1999, and previously served as Senior Vice President from November 1994 through January 1996. In addition, Mr. Walker previously served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Advisors, Inc. As of September 1, 1999, Mr. Walker serves as President for CNL American Properties Fund, Inc. From May 1992 to May 1994, Mr. Walker, a certified public accountant, was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network (subsequently acquired by Gaylord Entertainment), where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

     Lynn E. Rose, age 51, Ms. Rose served as Secretary of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust, from 1994 through August 1999, and served as Treasurer from 1994 through February 1999. She also served as Treasurer of CNL Fund Advisors, Inc., from 1994 through July 1998, and served as Secretary and a director from 1994 through August 1999, at which point it merged with CNL American Properties Fund, Inc.
In addition, she is Secretary and Treasurer of CNL Health Care Properties, Inc., and serves as Secretary of its subsidiaries. In addition, she serves as Secretary, Treasurer and a director of CNL Health Care Corp., the advisor. to the company. Ms. Rose also serves as Secretary and Treasurer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as Secretary, Treasurer and a director of CNL Hospitality Corp., its Advisor, and as Secretary of the subsidiaries of the company. Ms. Rose served as Secretary and Treasurer of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange, from 1992 to February 1996, and as Secretary and a director of CNL Realty Advisors, Inc., its advisor, from its inception in 1991 through 1997. She also served as Treasurer of CNL Realty Advisors, Inc. from 1991 through February 1996. Ms. Rose, a certified public accountant, has served as Secretary of CNL Financial Group, Inc. (formerly CNL Group, Inc.) since 1987, served as Controller from 1987 to 1993 and has served as Chief Financial Officer since 1993. She also serves as Secretary of the subsidiaries of CNL Financial Group, Inc. and holds various other offices in the subsidiaries. In addition, she serves as Secretary for approximately 50 additional corporations affiliated with CNL Financial Group, Inc. and its subsidiaries. Ms. Rose oversees the tax and legal compliance for over 375 corporations, partnerships and joint ventures, and the accounting and financial reporting for over 200 entities. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida. She was licensed as a certified public accountant in 1979.

     Jeanne A. Wall, age 41, Ms. Wall served as Executive Vice President of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust, from 1994 through August 1999, and as Executive Vice President of CNL Fund Advisors, Inc., its advisor, from 1994 through August 1999, at which point it merged with CNL American Properties Fund, Inc. Ms. Wall also serves as Executive Vice President of CNL Health Care Properties, Inc. and CNL Health Care Corp., the Advisor to the Company. Ms. Wall also serves as Executive Vice President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, and serves as Executive Vice President and a director of CNL Hospitality Corp., its advisor. She also serves as a director for CNLBank. Ms. Wall serves as Executive Vice President of CNL Financial Group, Inc. (formerly CNL Group, Inc.). Ms. Wall has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. and in 1985, became Vice President. In 1987, she became a Senior Vice President and in July 1997, became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, communications and investor services for programs offered through participating brokers. Ms. Wall also served as Senior Vice President of CNL Institutional Advisors Inc., a registered investment advisor, from 1990 to 1993. Ms. Wall served as Vice President of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange, from 1992 through 1997, and served as Vice President of CNL Realty Advisors, Inc. from its inception in 1991 through 1997. Ms. Wall currently serves as a trustee on the Board of the Investment Program Association, is a member of the Corporate Advisory Council for the International Association for Financial Planning and is a member of IWF, International Women's Forum. In addition, she previously served on the Direct Participation Program committee for the National Association of Securities Dealers, Inc. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp.

     Steven D. Shackelford, age 36, a certified public accountant, serves as Senior Vice President, Chief Financial Officer, and Secretary of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. He served as Chief Financial Officer of CNL American Properties Fund, Inc. from January 1997 and as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996 through August 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University.


Item 11.  Executive Compensation

     Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of March 15, 2000, the beneficial ownership interest of each person known to the Registrant to be a beneficial owner of more than five percent of the Units.

                                             Name and Address of            Number of          Percent
          Title of Class                       Beneficial Owner               Units           of Class
     ------------------------------    ------------------------------    --------------    -------------
     Units of  Limited Partnership       Public School Retirement            205,234             5.13
       Interest                          System of the City of St.
                                         Louis
                                         1 Mercantile Center,
                                         Ste. 2607
                                         St. Louis, MO  63101


     The following table sets forth, as of March 15, 2000, the beneficial ownership interests of the General Partners in the Registrant.

                                                                                                   Percent
             Title of Class                                 Name of Partner                        of Class
     ------------------------------------              --------------------------                -------------
     General Partnership Interests                     James M. Seneff, Jr.                            45%
                                                       Robert A. Bourne                                45%
                                                       CNL Realty Corporation                          10%
                                                                                                 -------------
                                                                                                     100%
                                                                                                 =============

     Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above.

Item 13.  Certain Relationships and Related Transactions

     The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1999, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                                Amount Incurred
      Type of Compensation                                                                       For the Year
         and Recipient                            Method of Computation                     Ended December 31, 1999
     ---------------------------        ----------------------------------------      ---------------------------------
     Reimbursement to affiliates for      Operating expenses are reimbursed at          Operating expenses incurred on
     operating expenses                   the lower of cost or 90 percent of            behalf of the Partnership:
                                          the prevailing rate at which                  $172,624
                                          comparable services could have been
                                          obtained in the same geographic area.         Accounting and administra-
                                          Affiliates of the General Partners            tive services:  $130,332
                                          from time to time incur certain
                                          operating expenses on behalf of the
                                          Partnership for which the Partnership
                                          reimburses the affiliates without
                                          interest.




     Annual, management fee to            One percent of the sum of gross               $39,836
     affiliates                           revenues from Properties wholly owned
                                          by the Partnership plus the
                                          Partnership's allocable share gross
                                          revenues of joint ventures in which
                                          the Partnership is co-venturer.  The
                                          management fee, which will not exceed
                                          competitive fees for comparable fees
                                          for comparable services in the same
                                          geographic area, may or may not be
                                          taken, in whole or in part as to any
                                          year, in the sole discretion of
                                          affiliates.

                                                                                             Amount Incurred
       Type of Compensation                                                                     For the Year
           and Recipient                         Method of Computation                     Ended December 31, 1999
     ----------------------------      ----------------------------------------      ---------------------------------
     Deferred, subordinated real       A deferred, subordinated real estate          $-0-
     estate disposition fee            disposition fee, payable upon sale of
     payable to affiliates             one or more Properties, in an amount
                                       equal to the lesser of (i) one-half
                                       of a competitive real estate
                                       commission, or (ii) three percent of
                                       the sales price of such Property or
                                       Properties.  Payment of such fee
                                       shall be made only if affiliates of
                                       the General Partners provide a
                                       substantial amount of services in
                                       connection with the sale of a
                                       Property or Properties and shall be
                                       subordinated to certain minimum
                                       returns to the Limited Partners.
                                       However, if the net sales are
                                       reinvested in a replacement Property,
                                       no such real estate disposition fee
                                       will be incurred until such
                                       replacement Property is sold and the
                                       net sales proceeds are distributed.

     General Partners' deferred,       A deferred, subordinated share equal          $-0-
     subordinated share of             to one percent of Partnership
     Partnership net cash flow         distributions of net cash flow,
                                       subordinated to certain minimum
                                       returns to the Limited Partners.

     General Partners' deferred,       A deferred, subordinated share equal          $-0-
     subordinated share of             to five percent of Partnership
     Partnership net sales             distributions of such net sales
     proceeds from a sale or sales     proceeds, subordinated to certain
     not in liquidation of the         minimum returns to the Limited
     Partnership                       Partners.

                                                                                             Amount Incurred
       Type of Compensation                                                                     For the Year
           And Recipient                         Method of Computation                     Ended December 31, 1999
     ----------------------------      ----------------------------------------      ---------------------------------
     General Partners' share of        Distributions of net sales proceeds           $-0-
     Partnership net sales             from a sale or sales of substantially
     proceeds from a sale or sales     all of the Partnership's assets will
     in liquidation of the             be distributed in the following order
     Partnership                       or priority:  (i) first, to pay all
                                       debts and liabilities of the
                                       Partnership and to establish
                                       reserves; (ii) second, to Partners
                                       with positive capital account
                                       balances, determined after the
                                       allocation of net income, net loss,
                                       gain and loss, in proportion to such
                                       balances, up to amounts sufficient to
                                       reduce such balances to zero; and
                                       (iii) thereafter, 95% to the Limited
                                       Partners and 5% to the General
                                       Partners.

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this report.

     1.   Financial Statements

          Report of Independent Certified Public Accountants

          Balance Sheets at December 31, 1999 and 1998

          Statements of Income for the years ended December 31, 1999, 1998, and 1997

          Statements of Partners' Capital for the years ended December 31, 1999, 1998, and 1997

          Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997

          Notes to Financial Statements

     2.   Financial Statement Schedule

          Schedule III - Real Estate and Accumulated Depreciation at December 31, 1999

          Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 1999

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

               27   Financial Data Schedule (Filed herewith.)

          (b) The Registrant filed no reports on Form 8-K during the period October 1, 1999 through December 31, 1999.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March, 2000.

                                         CNL INCOME FUND XI, LTD.

                                         By:  CNL REALTY CORPORATION
                                              General Partner

                                              /s/ Robert A. Bourne
                                              ------------------------------
                                              ROBERT A. BOURNE, President


                                         By:  ROBERT A. BOURNE
                                              General Partner

                                              /s/ Robert A. Bourne
                                              ------------------------------
                                              ROBERT A. BOURNE


                                         By:  JAMES M. SENEFF, JR.
                                              General Partner

                                              /s/ James M. Seneff, Jr.
                                              ------------------------------
                                              JAMES M. SENEFF, JR.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                                 Title                                   Date
             ---------                                 -----                                   ----
                                         President, Treasurer and Director               March 23, 2000
/s/ Robert A. Bourne                    (Principal Financial and Accounting
------------------------------------                 Officer)
Robert A. Bourne

/s/ James M. Seneff, Jr.               Chief Executive Officer and Director              March 23, 2000
------------------------------------       (Principal Executive Officer)
James M. Seneff, Jr.

                           CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1999

                                                                                                           Costs Capitalized
                                                                                                             Subsequent To
                                                                        Initial Cost                          Acquisition
                                                             --------------------------------------   -----------------------------
                                               Encum-                              Buildings and          Improve-     Carrying
                                               brances             Land           Improvements             ments         Costs
                                           ----------------  -----------------   ------------------   --------------  -------------
Properties the Partnership
  has Invested in Under
  Operating Leases:

      Burger King Restaurants:
         Amesbury, Massachusetts                  -               $359,458           $791,913                   -             -
         Bloomfield, Connecticut                  -                266,685            555,656                   -             -
         East Detroit, Michigan                   -                305,813            508,386                   -             -
         Gonzales, Louisiana                      -                362,073            575,454                   -             -
         Denver, Colorado                         -                438,756                  -                   -             -
         Columbus, Ohio                           -                399,679            363,795                   -             -
         Dayton, Ohio                             -                472,964            441,860                   -             -
         Lawrence, Kansas                         -                321,505            411,353                   -             -
         Roswell, New Mexico                      -                205,379            461,219                   -             -
         Danbury, Connecticut (h)                 -                220,496            498,434                   -             -
         Yelm, Washington                         -                337,806                  -                   -             -

      Denny's Restaurants:
         Orlando, Florida                         -                627,065                  -                   -             -
         Abilene, Texas                           -                274,220                  -                   -             -
         Wadsworth, Ohio                          -                187,368                  -                   -             -
         Avon, Colorado                           -                755,815                  -             569,297             -
         Ocean Springs, Mississippi               -                303,267                  -                   -             -

      Golden Corral Family
         Steakhouse Restaurants:
             McAllen, Texas                       -                649,484            947,085                   -             -
             Midwest City, Oklahoma               -                506,420            975,640                   -             -
             Oklahoma City, Oklahoma              -                650,655            975,170                   -             -

      Hardee's Restaurants:
         Dothan, Alabama                          -                275,791                  -                   -             -
         Huntersville, North Carolina             -                308,894                  -                   -             -
         North Augusta, South Carolina            -                201,056                  -                   -             -

                                                                                                                     Life on Which
                                                                                                                     Depreciation in
                                                  Gross Amount at Which                                               Latest Income
                                              Carried at Close of Period (c)                              Date         Statement is
                                    -----------------------------------------------
                                                   Buildings and                      Accumulated   of Con-
                                      Land         Improvements             Total     Depreciation  struction  Acquired   Computed
                                    --------     -----------------         --------  -------------- ---------  --------   --------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Burger King Restaurants:
     Amesbury, Massachusetts        $359,458        $791,913            $1,151,371     $198,231     1982         06/92      (b)
     Bloomfield, Connecticut         266,685         555,656               822,341      139,091     1990         06/92      (b)
     East Detroit, Michigan          305,813         508,386               814,199      127,258     1987         06/92      (b)
     Gonzales, Louisiana             362,073         575,454               937,527      144,047     1989         06/92      (b)
     Denver, Colorado                438,756              (f)              438,756            -     1992         06/92      (d)
     Columbus, Ohio                  399,679         363,795               763,474       88,938     1982         09/92      (b)
     Dayton, Ohio                    472,964         441,860               914,824      106,893     1987         09/92      (b)
     Lawrence, Kansas                321,505         411,353               732,858       99,513     1982         09/92      (b)
     Roswell, New Mexico             205,379         461,219               666,598      111,577     1986         09/92      (b)
     Danbury, Connecticut (h)        220,496         498,434               718,930       26,244     1983         09/98      (b)
     Yelm, Washington                337,806              (f)              337,806            -     1997         01/99      (d)

    Denny's Restaurants:
     Orlando, Florida                627,065              (f)              627,065            -     1992         06/92      (d)
     Abilene, Texas                  274,220              (f)              274,220            -     1992         07/92      (d)
     Wadsworth, Ohio                 187,368              (f)              187,368            -     1992         09/92      (d)
     Avon, Colorado                  755,815         569,297             1,325,112      131,484     1993         09/92      (b)
     Ocean Springs, Mississippi      303,267              (f)              303,267            -     1992         09/92      (d)

    Golden Corral Family
     Steakhouse Restaurants:
       McAllen, Texas                649,484         947,085             1,596,569      238,025     1992         06/92      (b)
       Midwest City, Oklahoma        506,420         975,640             1,482,060      245,201     1992         06/92      (b)
       Oklahoma City, Oklahoma       650,655         975,170             1,625,825      247,844     1992         05/92      (b)

    Hardee's Restaurants:
     Dothan, Alabama                 275,791              (f)              275,791            -     1992         09/92      (d)
     Huntersville, North Carolina    308,894              (f)              308,894            -     1992         09/92      (d)
     North Augusta, South Carolina   201,056              (f)              201,056            -     1992         09/92      (d)

                           CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1999


                                                                                          Costs Capitalized
                                                                                            Subsequent To
                                                             Initial Cost                    Acquisition
                                                     -------------------------------  ------------------------
                                      Encum-                       Buildings and      Improve-     Carrying
                                     brances            Land       Improvements         ments        Costs
                                -----------------    ----------   ------------------  -----------  -----------
Jack in the Box Restaurants:
   Houston, Texas                          -            475,618        447,374                  -          -
   Houston, Texas                          -            350,115        607,530                  -          -
   Houston, Texas                          -            362,591        582,149                  -          -
   Kingswood, Texas                        -            373,894        544,539                  -          -
   Rockwall, Texas                         -            348,497        652,932                  -          -
   Sacramento, California                  -            500,623        524,823                  -          -
   Show Low, Arizona                       -            185,602        503,343                  -          -

KFC Restaurant:
   Deming, New Mexico                      -            150,455              -                  -          -

Quincy's Restaurants:
   Lynchburg, Virginia                     -            359,532              -                  -          -
   Sebring, Florida                        -            407,656        728,192                  -          -
                                                    ------------  --------------      -----------  -----------

                                                    $11,945,232    $12,096,847         $  569,297
                                                    ============  ==============      ===========  ===========

Property of Joint Venture in Which
   the Partnership has a 76.6%
   Interest and has Invested in
   Under an Operating Lease:

      Jack in the Box Restaurant:
         Des Moines, Washington            -        $   322,726    $   791,658                -             -
                                                    ============  =============       ===========  ===========
Property of Joint Venture in Which
   the Partnership has a 62.16%
   Interest and has Invested in
   Under an Operating Lease:

      Burger King Restaurant:
         Ashland, New Hampshire            -        $   293,478    $   997,104                -             -
                                                    ============  =============       ===========  ===========

                                                                                                                     Life on Which
                                                                                                                     Depreciation in
                                                  Gross Amount at Which                                               Latest Income
                                              Carried at Close of Period (c)                         Date              Statement is
                                    -----------------------------------------------
                                                   Buildings and                      Accumulated   of Con-
                                      Land         Improvements             Total     Depreciation  struction  Acquired   Computed
                                    --------     -----------------         --------  -------------- ---------  --------   --------
Jack in the Box Restaurants:
   Houston, Texas                       475,618           447,374             922,992       108,391    1992        09/92      (b)
   Houston, Texas                       350,115           607,530             957,645       147,194    1992        09/92      (b)
   Houston, Texas                       362,591           582,149             944,740       141,044    1992        09/92      (b)
   Kingswood, Texas                     373,894           544,539             918,433       131,932    1992        09/92      (b)
   Rockwall, Texas                      348,497           652,932           1,001,429       158,194    1992        09/92      (b)
   Sacramento, California               500,623           524,823           1,025,446       127,155    1992        09/92      (b)
   Show Low, Arizona                    185,602           503,343             688,945       121,951    1992

KFC Restaurant:
   Deming, New Mexico                   150,455                (f)            150,455             -    1992        09/92      (b)

Quincy's Restaurants:
   Lynchburg, Virginia                  359,532                (f)            359,532             -    1992        09/92      (b)
   Sebring, Florida                     407,656           728,192           1,135,848       176,162    1992        09/92      (b)
                                    ------------     -------------       -------------   -----------

                                    $11,945,232       $12,666,144         $24,611,376    $3,016,369
                                    ============     =============       =============   ===========

Property of Joint Venture in Which
  the Partnership has a 76.6%
  Interest and has Invested in
  Under an Operating Lease:

    Jack in the Box Restaurant:
       Des Moines, Washington       $   322,726       $   791,658         $ 1,114,384    $  190,284    1992        10/92      (b)
                                    ============     =============       =============   ===========

Property of Joint Venture in Which
  the Partnership has a 62.16%
  Interest and has Invested in
  Under an Operating Lease:

     Burger King Restaurant:
       Ashland, New Hampshire       $   293,478       $   997,104         $ 1,290,582    $  241,034    1987        10/92      (b)
                                    ============     =============       =============   ===========

                           CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1999

                                                                           Costs Capitalized
                                                                             Subsequent To            Gross Amount at Which
                                                     Initial Cost             Acquisition         Carried at Close of Period (c)
                                                ------------------------  --------------------  -----------------------------------
                                       Encum-              Buildings and  Improve-    Carrying             Buildings and
                                       brances    Land     Improvements     ments      Costs       Land    Improvements    Total
                                       -------  --------   -------------  ---------   --------   --------  ------------- ----------
Property in Which the Partnership
  has a 72.58% Interest as Tenants-
  in-Common and has Invested in
  Under an Operating Lease:

    Black-eyed Pea Restaurant:
      Corpus Christi, Texas                  -  $715,052   $     726,005          -          -   $715,052  $     726,005 $1,441,057
                                                ========   =============  =========   ========   ========  ============= ==========

Property in Which the Partnership
  has a 23% Interest as Tenants-
  in-Common and has Invested in
  Under an Operating Lease:

    IHOP Restaurant
      Round Rock, Texas                      -  $685,578   $     706,459          -          -   $685,578  $     706,459  1,392,037
                                                ========   =============  =========   ========   ========  ============= ==========

Property of Joint Venture in Which
  the Partnership has a 42.8%
  Interest and has Invested in
  Under an Operating Lease:

    Taco Bell Restaurant
      Portsmouth, Virginia                   -  $254,045               -          -          -   $254,045             (f)$  254,045
                                                ========   =============  =========   ========   ========                ==========

Properties the Partnership has
  Invested in Under Direct
  Financing Leases:

    Burger King Restaurants:
      Denver, Colorado                       -         -               -  $ 403,692          -          -             (f)        (f)
      Yelm, Washington                       -         -         694,610          -          -          -             (f)        (f)

    Denny's Restaurants:
      Orlando, Florida                       -         -               -    696,187          -          -             (f)        (f)
      Abilene, Texas                         -         -               -    534,519          -          -             (f)        (f)
      Kent, Ohio                             -   101,488         421,645          -          -         (f)            (f)        (f)
      Cullman, Alabama                       -   191,016         577,043          -          -         (f)            (f)        (f)
      Ocean Springs, Mississippi             -         -         324,225          -          -          -             (f)        (f)
      Wadsworth, Ohio                        -         -         264,861          -          -          -             (f)        (f)

                                                                                          Life on Which
                                                                                         Depreciation in
                                                                                          Latest Income
                                         Accumulated         Date of         Date          Statement is
                                        Depreciation      Construction     Acquired          Computed
                                        ------------      ------------     --------      ---------------
Property in Which the Partnership
  has a 72.58% Interest as Tenants-
  in-Common and has Invested in
  Under an Operating Lease:

    Black-eyed Pea Restaurant:
      Corpus Christi, Texas             $     70,850              1992        01/97            (b)
                                        ============

Property in Which the Partnership
  has a 23% Interest as Tenants-
  in-Common and has Invested in
  Under an Operating Lease:

    IHOP Restaurant
      Round Rock, Texas                 $      4,247              1998        10/99            (b)
                                        ============

Property of Joint Venture in Which
  the Partnership has a 42.8%
  Interest and has Invested in
  Under an Operating Lease:

    Taco Bell Restaurant
      Portsmouth, Virginia                        (d)             1997        02/99            (d)


Properties the Partnership has
  Invested in Under Direct
  Financing Leases:

    Burger King Restaurants:
      Denver, Colorado                            (d)             1992        06/92            (d)
      Yelm, Washington                            (d)             1997        01/99            (d)

    Denny's Restaurants:
      Orlando, Florida                            (d)             1992        06/92            (d)
      Abilene, Texas                              (d)             1992        07/92            (d)
      Kent, Ohio                                  (e)             1987        07/92            (e)
      Cullman, Alabama                            (e)             1992        09/92            (e)
      Ocean Springs, Mississippi                  (d)             1992        09/92            (d)
      Wadsworth, Ohio                             (d)             1992        09/92            (d)

                           CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1999

                                                                           Costs Capitalized
                                                                             Subsequent To            Gross Amount at Which
                                                     Initial Cost             Acquisition         Carried at Close of Period (c)
                                                ------------------------  --------------------  -----------------------------------
                                       Encum-              Buildings and   Improve-   Carrying             Buildings and
                                       brances    Land     Improvements     ments      Costs       Land    Improvements     Total
                                       -------  --------   -------------  ----------  --------   --------  -------------  ----------
  Hardee's Restaurants:
     Dothan, Alabama                         -         -         407,368           -         -          -        (f)          (f)
     Laurens, South Carolina (g)             -   170,905         537,361           -         -         (f)       (f)          (f)
     Huntersville, North Carolina            -         -         465,665           -         -          -        (f)          (f)
     North Augusta, South Carolina           -         -         457,712           -         -          -        (f)          (f)
     Old Fort, North Carolina                -   100,413         457,747           -         -         (f)       (f)          (f)

  KFC Restaurant:
     Deming, New Mexico                      -         -               -     389,033         -          -        (f)          (f)

  Quincy's Restaurant:
     Lynchburg, Virginia                     -         -         648,972           -         -          -        (f)          (f)
                                                --------   -------------  ----------  --------   --------

                                                $563,822   $   5,257,209  $2,023,431         -          -
                                                ========   =============  ==========  ========   ========

Property of Joint Venture in Which
  the Partnership has a 42.8%
  Interest and has Invested in
  Under a Direct Financing Lease:

     Taco Bell Restaurant:
       Portsmouth, Virginia                  -         -   $     323,725           -         -         (f)       (f)          (f)
                                                ========   =============  ==========  ========

                                                                                          Life on Which
                                                                                         Depreciation in
                                                                                          Latest Income
                                         Accumulated         Date of         Date          Statement is
                                        Depreciation      Construction     Acquired          Computed
                                        ------------      ------------     --------      ---------------
  Hardee's Restaurants:
     Dothan, Alabama                        (d)                1992          09/92              (d)
     Laurens, South Carolina (g)            (e)                1992          09/92              (e)
     Huntersville, North Carolina           (d)                1992          09/92              (d)
     North Augusta, South Carolina          (d)                1992          09/92              (d)
     Old Fort, North Carolina               (e)                1992          09/92              (e)

  KFC Restaurant:
     Deming, New Mexico                     (d)                1993          09/92              (d)

  Quincy's Restaurant:
     Lynchburg, Virginia                    (d)                1992          09/92              (d)



Property of Joint Venture in Which
  the Partnership has a 42.8%
  Interest and has Invested in
  Under a Direct Financing Lease:

     Taco Bell Restaurant:
       Portsmouth, Virginia                 (d)                1997          02/99              (d)

                           CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

       NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
       ----------------------------------------------------------------

                               December 31, 1999


(a) Transactions in real estate and accumulated depreciation during 1999, 1998 and 1997, are summarized as follows:

                                                                                                      Accumulated
                                                                                Cost                 Depreciation
                                                                       -------------------      --------------------
          Properties the Partnership has Invested
           in Under Operating Leases:

            Balance, December 31, 1996                                  $       26,016,146        $        1,996,469
            Depreciation expense                                                        --                   458,660
                                                                       -------------------      --------------------

            Balance, December 31, 1997                                          26,016,146                 2,455,129
            Dispositions                                                        (2,461,506)                 (309,280)
            Acquisitions                                                           718,930                        --
            Depreciation expense                                                        --                   443,936
                                                                       -------------------      --------------------

            Balance, December 31, 1998                                          24,273,570                 2,589,785
            Acquisitions                                                           337,806                        --
            Depreciation expense                                                        --                   426,584
                                                                       -------------------      --------------------

            Balance, December 31, 1999                                  $       24,611,376        $        3,016,369
                                                                       ===================      ====================

          Property of Joint Venture in Which the Partnership has a 76.6% Interest and has Invested in Under an Operating Lease:

            Balance, December 31, 1996                                  $        1,114,384        $          111,117
            Depreciation expense                                                        --                    26,389
                                                                       -------------------      --------------------

            Balance, December 1997                                               1,114,384                   137,506
            Depreciation expense                                                        --                    26,389
                                                                       -------------------      --------------------

            Balance, December 31, 1998                                           1,114,384                   163,895
            Depreciation expense                                                        --                    26,389
                                                                       -------------------      --------------------

            Balance, December 31, 1999                                  $        1,114,384        $          190,284
                                                                       ===================      ====================

                            CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
              ---------------------------------------------------

                            DEPRECIATION - CONTINUED
                            ------------------------

                               December 31, 1999

                                                                                                           Accumulated
                                                                                  Cost                     Depreciation
                                                                       ------------------------     ------------------------
Property of Joint Venture in Which the Partnership has
 62.16% Interest and has Invested in Under Operating
 Leases:

  Balance, December 31, 1996                                               $          1,290,582         $            141,325
  Depreciation expense                                                                       --                       33,237
                                                                       ------------------------     ------------------------

  Balance, December 31, 1997                                                          1,290,582                      174,562
  Depreciation expense                                                                       --                       33,236
                                                                       ------------------------     ------------------------

  Balance, December 31, 1998                                                          1,290,582                      207,798
  Depreciation expense                                                                       --                       33,236
                                                                       ------------------------     ------------------------

  Balance, December 31, 1999                                               $          1,290,582         $            241,034
                                                                       ========================     ========================

Property in Which the Partnership has a 72.58%
 Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

  Balance, December 31, 1996                                               $                 --         $                 --
  Acquisitions                                                                        1,441,057                           --
  Depreciation expense                                                                       --                       22,448
                                                                       ------------------------     ------------------------

  Balance, December 31, 1997                                                          1,441,057                       22,448
  Depreciation expense                                                                       --                       24,201
                                                                       ------------------------     ------------------------

  Balance, December 31, 1998                                                          1,441,057                       46,649
  Depreciation expense                                                                       --                       24,201
                                                                       ------------------------     ------------------------

  Balance, December 31, 1999                                               $          1,441,057         $             70,850
                                                                       ========================     ========================

Property in Which the Partnership has a 23% Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

  Balance, December 31, 1998                                               $                 --         $                 --
  Acquisitions                                                                        1,392,037                           --
  Depreciation expense                                                                       --                        4,247
                                                                       ------------------------     ------------------------

  balance, December 31, 1999                                               $          1,392,037         $              4,247
                                                                       ========================     ========================

                            CNL INCOME FUND XI, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
              ---------------------------------------------------

                            DEPRECIATION - CONTINUED
                            ------------------------

                               December 31, 1999

                                                                                                           Accumulated
                                                                                  Cost                     Depreciation
                                                                       ------------------------     ------------------------
          Property of Joint Venture in Which the Partnership has
            a 42.8% Interest and has Invested in Under an
            Operating Lease:

            Balance, December 31, 1998                                   $                   --       $                   --
            Acquisitions                                                                254,045                           --
            Depreciation expense (d)                                                         --                           --
                                                                       ------------------------     ------------------------

            Balance, December 31, 1999                                   $              254,045       $                   --
                                                                       ========================     ========================

(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 1998, the aggregate cost of the Properties owned by the Partnership and its consolidated joint ventures, and the unconsolidated joint ventures for federal income tax purposes was $30,369,181 and $7,971,532, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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