Form 10-Q
period 2000-03-31
CNL INCOME FUND XI LTD
filed 2000-05-12
CIK 879980

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2000
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ____________________ to ________________________


                             Commission file number
                                     0-21560
                     ---------------------------------------


                            CNL Income Fund XI, Ltd.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Florida                                            59-3078854
----------------------------------------         -----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


450 South Orange Avenue
Orlando, Florida                                              32801
-----------------------------------------        -----------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 540-2000
                                                 -----------------------------


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

                   Condensed Statements of Cash Flows

                   Notes to Condensed Financial Statements

     Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

     Item 3.   Quantitative and Qualitative Disclosures About
                   Market Risk

Part II.

     Other Information

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                                March 31,               December 31,
                                                                                   2000                     1999
                                                                            -------------------      -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation of $3,123,015 and
       $3,016,369, respectively                                                   $ 21,488,361             $ 21,595,007
   Net investment in direct financing leases                                         7,342,464                7,372,041
   Investment in joint ventures                                                      3,073,607                3,077,302
   Cash and cash equivalents                                                         1,590,518                1,656,500
   Receivables, less allowance for doubtful accounts
       of $58,042 and $11,646, respectively                                             99,445                  175,500
   Prepaid expenses                                                                      7,664                   14,115
   Accrued rental income                                                             1,813,526                1,779,603
   Other assets                                                                        122,024                  122,024
                                                                            -------------------      -------------------

                                                                                  $ 35,537,609             $ 35,792,092
                                                                            ===================      ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                              $      44,547             $    121,191
   Escrowed real estate taxes payable                                                   13,126                   13,646
   Distributions payable                                                               875,006                  875,006
   Due to related parties                                                               89,465                   70,600
   Rents paid in advance and deposits                                                   98,670                  102,480
                                                                            -------------------      -------------------
       Total liabilities                                                             1,120,814                1,182,923

   Minority interests                                                                  512,882                  509,807

   Partners' capital                                                                33,903,913               34,099,362
                                                                            -------------------      -------------------

                                                                                  $ 35,537,609             $ 35,792,092
                                                                            ===================      ===================





See accompanying notes to condensed financial statements.


                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                    Quarter Ended
                                                                                      March 31,
                                                                                2000              1999
                                                                           ---------------    --------------
Revenues:
    Rental income from operating leases                                         $ 629,237         $ 643,500
    Earned income from direct financing leases                                    209,954           235,529
    Contingent rental income                                                       19,427            20,242
    Interest and other income                                                      38,924            20,934
                                                                           ---------------    --------------
                                                                                  897,542           920,205
                                                                           ---------------    --------------

Expenses:
    General operating and administrative                                           45,288            42,360
    Professional services                                                          14,283            10,838
    Management fees to related party                                                9,111             9,476
    State and other taxes                                                          44,793            28,189
    Depreciation and amortization                                                 106,646           106,646
    Transaction costs                                                              40,500            34,967
                                                                           ---------------    --------------
                                                                                  260,621           232,476
                                                                           ---------------    --------------

Income Before Minority Interests in Income of Consolidated
    Joint Ventures and Equity in Earnings of Unconsolidated
    Joint Ventures                                                                636,921           687,729

Minority Interests in Income of Consolidated
    Joint Ventures                                                                (17,292 )         (16,409 )

Equity in Earnings of Unconsolidated Joint Ventures                                59,928            58,001
                                                                           ---------------    --------------

Net Income                                                                      $ 679,557         $ 729,321
                                                                           ===============    ==============

Allocation of Net Income:
    General partners                                                            $   6,796         $   7,293
    Limited partners                                                              672,761           722,028
                                                                           ---------------    --------------

                                                                                $ 679,557         $ 729,321
                                                                           ===============    ==============

Net Income Per Limited Partner Unit                                              $   0.17          $   0.18
                                                                           ===============    ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                                           4,000,000         4,000,000
                                                                           ===============    ==============




See accompanying notes to condensed financial statements.


                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                          Quarter Ended           Year Ended
                                                            March 31,            December 31,
                                                               2000                  1999
                                                        -------------------    ------------------

General partners:
    Beginning balance                                          $   242,465            $  211,047
    Net income                                                       6,796                31,418
                                                        -------------------    ------------------
                                                                   249,261               242,465
                                                        -------------------    ------------------

Limited partners:
    Beginning balance                                           33,856,897            34,246,565
    Net income                                                     672,761             3,110,356
    Distributions ($0.22 and $0.88 per
       limited partner unit, respectively)                        (875,006 )          (3,500,024 )
                                                        -------------------    ------------------
                                                                33,654,652            33,856,897
                                                        -------------------    ------------------

Total partners' capital                                       $ 33,903,913          $ 34,099,362
                                                        ===================    ==================



See accompanying notes to condensed financial statements.


                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                             Quarter Ended
                                                                               March 31,
                                                                        2000               1999
                                                                    --------------    ---------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                           $ 823,241          $ 974,168
                                                                    --------------    ---------------

    Cash Flows from Investing Activities:
       Additions to land and buildings on operating
          leases                                                               --           (337,806 )
       Investment in direct financing leases                                   --           (694,610 )
       Investment in joint ventures                                            --           (247,286 )
       Decrease in restricted cash                                             --          1,630,296
                                                                    --------------    ---------------
              Net cash provided by investing activities                        --            350,594
                                                                    --------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                 (875,006 )         (995,006 )
       Distributions to holders of minority interests                     (14,217 )          (16,366 )
                                                                    --------------    ---------------
              Net cash used in financing activities                      (889,223 )       (1,011,372 )
                                                                    --------------    ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                      (65,982 )          313,390

Cash and Cash Equivalents at Beginning of Quarter                       1,656,500          1,559,240
                                                                    --------------    ---------------

Cash and Cash Equivalents at End of Quarter                            $1,590,518         $1,872,630
                                                                    ==============    ===============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          quarter                                                       $ 875,006          $ 875,006
                                                                    ==============    ===============



See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2000 and 1999


1.      Basis of Presentation:

        The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

        These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XI, Ltd. (the "Partnership") for the year ended December 31, 1999.

        The Partnership accounts for its 85 percent interest in Denver Joint Venture and its 77.33% interest in CNL/Airport Joint Venture using the consolidation method. Minority interests represent the minority joint venture partners' proportionate share of the equity in the Partnership's consolidated joint ventures. All significant intercompany accounts and transactions have been eliminated.

2.   Termination of Merger:

       On March 1, 2000, the general partners and CNL American Properties Fund, Inc. ("APF") mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 20, 1991 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are, in general, triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance, and utilities. As of March 31, 2000, the Partnership owned 41 Properties, which included interests in five Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 2000 and 1999 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $823,241 and $974,168 for the quarters ended March 31, 2000 and 1999, respectively. The decrease in cash from operations for the quarter ended March 31, 2000 was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Currently, rental income from the Partnership's Properties and net sales proceeds held by the Partnership are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses, to reinvest in an additional property or to make distributions to the partners. At March 31, 2000, the Partnership had $1,590,518 invested in such short-term investments, as compared to $1,656,500 at December 31, 1999. The funds remaining at March 31, 2000, after payment of distributions and other liabilities, will be used to invest in an additional Property and to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations, the Partnership declared distributions to limited partners of $875,006 for each of the quarters ended March 31, 2000 and 1999. This represents distributions of $0.22 per unit for each applicable quarter. No distributions were made to the general partners for the quarters ended March 31, 2000 and 1999. No amounts distributed to the limited partners for the quarters ended March 31, 2000 and 1999 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, decreased to $1,120,814 at March 31, 2000 from $1,182,923 at December 31, 1999, primarily as a result of a decrease in accounts payable at March 31, 2000, as compared to December 31, 1999. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarters ended March 31, 2000 and 1999, the Partnership and its consolidated joint ventures, Denver Joint Venture and CNL/Airport Joint Venture, owned and leased 36 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 2000 and 1999, the Partnership, Denver Joint Venture and CNL/Airport Joint Venture earned $839,191 and $879,029, respectively, in rental income from operating leases and earned income from direct financing leases. Rental and earned income decreased during the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, primarily as a result of the Partnership establishing an allowance for doubtful accounts of approximately $43,700 for past due rental amounts relating to four Properties in accordance with the Partnership's policy. The general partners will continue to pursue collection of past due rental amounts relating to these Properties and will recognize such amounts as income if collected. In addition, during the quarters ended March 31, 2000 and 1999, the Partnership earned $19,427 and $20,242, respectively, in contingent rental income.

         In addition, during the quarter ended March 31, 1999, the Partnership owned and leased three Properties indirectly through other joint venture arrangements and owned and leased one Property with an affiliate as tenants-in-common. During the quarter ended March 31, 2000 the Partnership owned and leased three Properties indirectly through other joint venture arrangements and owned and leased two Properties with affiliates as tenants-in-common. In connection therewith, during the quarters ended March 31, 2000 and 1999, the Partnership earned $59,928 and $58,001, respectively, attributable to net income earned by unconsolidated joint ventures.

         Operating expenses, including depreciation and amortization expense, were $260,621 and $232,476 for the quarters ended March 31, 2000 and 1999, respectively.

Termination of Merger

         On March 1, 2000, the general partners and CNL American Properties Fund, Inc. ("APF") mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

Dismissal of Legal Action

         As   described   in  greater   detail  in  Part  II,   Item  1  ("Legal
Proceedings"), in 1999 two groups of limited partners in several CNL Income Funds filed purported class action suits against the general partners and APF alleging, among other things, that the general partners had breached their fiduciary duties in connection with the proposed Merger. These actions were later consolidated into one action. On April 25, 2000, the judge in the consolidated action issued a Stipulated Final Order of Dismissal of Consolidated Action, dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1.       Legal Proceedings.

              On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A. Hewitt, Gretchen M. Hewitt, Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.

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

              On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL Income Funds Litigation, Case No. 99-3561. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. On December 22, 1999, the general partners and CNL Group, Inc. filed motions to dismiss and motions to strike. On December 28, 1999, APF and CNL Fund Advisors, Inc. filed motions to dismiss. On March 6, 2000, all of the defendants filed a Joint Notice of Filing Form 8-K Reports and Suggestion of Mootness.

              On April 25, 2000, Judge Kirkwood issued a Stipulated Final Order of Dismissal of Consolidated Action, dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.

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

                     27         Financial Data Schedule (Filed herewith.)

              (b)  Reports on Form 8-K

                   A Current Report on Form 8-K dated February 23, 2000 was filed on March 1, 2000 describing the termination of the proposed merger of the Partnership with and into a subsidiary of CNL American Properties Fund, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED this 9th day of May, 2000.


                               CNL INCOME FUND XI, LTD.
                               By: CNL REALTY CORPORATION
                                   General Partner


                                   By: /s/ James M. Seneff, Jr.
                                       ------------------------------------
                                       JAMES M. SENEFF, JR.
                                       Chief Executive Officer
                                       (Principal Executive Officer)


                                   By: /s/ Robert A. Bourne
                                       -------------------------------------
                                       ROBERT A. BOURNE
                                       President and Treasurer
                                       (Principal Financial and
                                       Accounting Officer)