Form 10-Q
period 2000-06-30
CNL INCOME FUND XI LTD
filed 2000-08-11
CIK 879980

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2000
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _____________________ to ______________________

                             Commission file number
                                     0-21560
                     ---------------------------------------


                            CNL Income Fund XI, Ltd.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Florida                                           59-3078854
---------------------------------------             ---------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


450 South Orange Avenue
Orlando, Florida                                               32801-3336
----------------------------------------            ---------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number
(including area code)                                       (407) 540-2000
                                                    ---------------------------


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



                                                                         Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                            1

                      Condensed Statements of Inc                         2

                      Condensed Statements of Partners' Capital           3

                      Condensed Statements of Cash Flows                  4

                      Notes to Condensed Financial Statements             5

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                 6-9

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                         9

Part II.

     Other Information                                                    10-11

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS



                                                                     June 30,              December 31,
                                                                       2000                    1999
                                                               -------------------      -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation of $3,229,661 and
       $3,016,369, respectively                                        $ 21,381,715            $ 21,595,007
   Net investment in direct financing leases                              7,311,931               7,372,041
   Investment in joint ventures                                           3,078,425               3,077,302
   Cash and cash equivalents                                              1,608,796               1,656,500
   Receivables, less allowance for doubtful accounts
       of $44,815 and $11,646, respectively                                 112,259                 175,500
   Prepaid expenses                                                          14,659                  14,115
   Accrued rental income                                                  1,684,270               1,779,603
   Other assets                                                             122,024                 122,024
                                                               -------------------      -------------------

                                                                       $ 35,314,079            $ 35,792,092
                                                               ===================      ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                    $     31,811            $    121,191
   Accrued and escrowed real estate taxes payable                            19,585                  13,646
   Distributions payable                                                    875,006                 875,006
   Due to related parties                                                   150,206                  70,600
   Rents paid in advance and deposits                                        82,062                 102,480
                                                               -------------------      -------------------
       Total liabilities                                                  1,158,670               1,182,923

   Minority interests                                                       509,466                 509,807

   Partners' capital                                                     33,645,943              34,099,362
                                                               -------------------      -------------------

                                                                       $ 35,314,079            $ 35,792,092
                                                               ===================      ===================




           See accompanying notes to condensed financial statements.



                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                  Quarter Ended                    Six Months Ended
                                                                     June 30,                          June 30,
                                                              2000             1999              2000             1999
                                                           ------------     ------------     -------------    -------------
Revenues:
    Rental income from operating leases                       $628,851        $ 646,271        $1,258,088      $ 1,289,771
    Adjustments to accrued rental income                      (163,178 )             --          (163,178 )             --
    Earned income from direct financing leases                 264,567          239,569           474,521          475,098
    Contingent rental income                                    35,561           34,651            54,988           54,893
    Interest and other income                                   12,956           21,121            51,880           42,055
                                                           ------------     ------------     -------------    -------------
                                                               778,757          941,612         1,676,299        1,861,817
                                                           ------------     ------------     -------------    -------------

Expenses:
    General operating and administrative                        54,904           29,589           100,192           71,949
    Professional services                                        6,136           11,634            20,419           22,472
    Management fees to related party                             9,919            9,724            19,030           19,200
    Real estate taxes                                            7,141               --             7,141               --
    State and other taxes                                        4,985              157            49,778           28,346
    Depreciation                                               106,646          106,646           213,292          213,292
    Transaction costs                                           28,451           85,130            68,951          120,097
                                                           ------------     ------------     -------------    -------------
                                                               218,182          242,880           478,803          475,356
                                                           ------------     ------------     -------------    -------------

Income Before Minority Interests in Income of
    Consolidated Joint Ventures and Equity in
    Earnings of Unconsolidated Joint Ventures                  560,575          698,732         1,197,496        1,386,461

Minority Interests in Income of Consolidated
    Joint Ventures                                             (16,596 )        (16,797 )         (33,888 )        (33,206 )

Equity in Earnings of Unconsolidated Joint
    Ventures                                                    73,057           65,134           132,985          123,135
                                                           ------------     ------------     -------------    -------------

Net Income                                                   $ 617,036        $ 747,069       $ 1,296,593      $ 1,476,390
                                                           ============     ============     =============    =============

Allocation of Net Income:
    General partners                                         $   6,170        $   7,471       $    12,966      $    14,764
    Limited partners                                           610,866          739,598         1,283,627        1,461,626
                                                           ------------     ------------     -------------    -------------

                                                             $ 617,036        $ 747,069       $ 1,296,593      $ 1,476,390
                                                           ============     ============     =============    =============

Net Income Per Limited Partner Unit                          $    0.15        $    0.18       $      0.32      $      0.37
                                                           ============     ============     =============    =============

Weighted Average Number of Limited Partner
    Units Outstanding                                        4,000,000        4,000,000         4,000,000        4,000,000
                                                           ============     ============     =============    =============

           See accompanying notes to condensed financial statements.



                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                     Six Months Ended           Year Ended
                                                         June 30,              December 31,
                                                           2000                    1999
                                                  -----------------------    ------------------

General partners:
    Beginning balance                                     $      242,465          $    211,047
    Net income                                                    12,966                31,418
                                                  -----------------------    ------------------
                                                                 255,431               242,465
                                                  -----------------------    ------------------

Limited partners:
    Beginning balance                                         33,856,897            34,246,565
    Net income                                                 1,283,627             3,110,356
    Distributions ($0.44 and $0.88 per
       limited partner unit, respectively)                    (1,750,012 )          (3,500,024 )
                                                  -----------------------    ------------------
                                                              33,390,512            33,856,897
                                                  -----------------------    ------------------

Total partners' capital                                   $   33,645,943          $ 34,099,362
                                                  =======================    ==================


           See accompanying notes to condensed financial statements.



                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                       Six Months Ended
                                                                           June 30,
                                                                   2000               1999
                                                               --------------    ---------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                     $1,736,537         $1,797,730
                                                               --------------    ---------------

    Cash Flows from Investing Activities:
       Additions to land and buildings on operating
          leases                                                          --           (337,806 )
       Investment in direct financing leases                              --           (694,610 )
       Investment in joint ventures                                       --           (247,286 )
       Decrease in restricted cash                                        --          1,630,296
                                                               --------------    ---------------
              Net cash provided by investing activities                   --            350,594
                                                               --------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                          (1,750,012 )       (1,870,012 )
       Distributions to holders of minority interests                (34,229 )          (32,562 )
                                                               --------------    ---------------
              Net cash used in financing activities               (1,784,241 )       (1,902,574 )
                                                               --------------    ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                 (47,704 )          245,750

Cash and Cash Equivalents at Beginning of Period                   1,656,500          1,559,240
                                                               --------------    ---------------

Cash and Cash Equivalents at End of Period                        $1,608,796         $1,804,990
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

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 Quarters and Six Months Ended June 30, 2000 and 1999


1.   Basis of Presentation:

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         CNL Income Fund XI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 20, 1991 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are, in general, triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance, and utilities. As of June 30, 2000, the Partnership owned 41 Properties, which included interests in five Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 2000 and 1999 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,736,537 and $1,797,730 for the six months ended June 30, 2000 and 1999, respectively. The decrease in cash from operations for the six months ended June 30, 2000 was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Currently, rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 2000, the Partnership had $1,608,796 invested in such short-term investments, as compared to $1,656,500 at December 31, 1999. The funds remaining at June 30, 2000, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

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

              Total liabilities of the Partnership, including distributions payable, decreased to $1,158,670 at June 30, 2000 from $1,182,923 at December 31, 1999, primarily as a result of a decrease in rents paid in advance at June 30, 2000, as compared to December 31, 1999. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

              The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based primarily on cash from operations, the Partnership declared distributions to limited partners of $1,750,012 for each of the six months ended June 30, 2000 and 1999 ($875,006 for each of the quarters ended June 30, 2000 and 1999). This represents distributions of $0.44 per unit for each of the six months ended June 30, 2000 and 1999 ($0.22 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2000 and 1999. No amounts distributed to the limited partners for the six months ended June 30, 2000 and 1999 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the six months ended June 30, 2000 and 1999, the Partnership and its consolidated joint ventures, Denver Joint Venture and CNL/Airport Joint Venture, owned and leased 36 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 2000 and 1999, the Partnership, Denver Joint Venture and CNL/Airport Joint Venture earned $1,595,498 and $1,764,869, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases, $756,307 and $885,840 of which was earned during the quarters ended June 30, 2000 and 1999, respectively. In addition, during the quarters and six months ended June 30, 2000 and 1999, the Partnership earned $54,988 and $54,893, respectively, in contingent rental income, $35,561 and $34,651 of which was earned during the quarters ended June 30, 2000 and 1999, respectively. Rental and earned income decreased during the quarter and six months ended June 30, 2000, as compared to the quarter and six months ended June 30, 1999, primarily as a result of the fact that during the quarter ended June 30, 2000, the tenant of the Property in Sebring, Florida defaulted under the terms of its lease and discontinued the operations of the restaurant. As a result, the Partnership established an allowance for doubtful accounts of approximately $21,700 for past due rental amounts during the quarter and six months ended June 30, 2000. In addition, during the quarter and six months ended June 30, 2000, the Partnership reversed approximately $137,100 of accrued rental income. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The general partners will continue to pursue collection of rental amounts relating to this Property and will recognize such amounts as income if collected.

         In addition, rental and earned income decreased during the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, as a result of the Partnership establishing an allowance for doubtful accounts during the six months ended June 30, 2000, of approximately $21,500 for past due rental amounts relating to two Properties in Abilene, Texas and Avon, Colorado, in accordance with the Partnership's policy. The general partners are continuing to pursue collection of these amounts and will recognize such amounts as income if collected.

         The decrease in rental and earned income during the quarter and six months ended June 30, 2000, as compared to the quarter and six months ended June 30, 1999, was partially offset by an increase of approximately $33,200 and $11,100, respectively, due to the fact that the Partnership collected and recognized as income past due rental amounts for which the Partnership had previously established an allowance for doubtful accounts relating to a Property in Wadsworth, Ohio, and Kent, Ohio.

         During the six months ended June 30, 1999, the Partnership owned and leased three Properties indirectly through other joint venture arrangements and owned and leased one Property with an affiliate as tenants-in-common. During the six months ended June 30, 2000, the Partnership owned and leased three Properties indirectly through other joint venture arrangements and owned and leased two Properties with affiliates as tenants-in-common. In connection therewith, during the six months ended June 30, 2000 and 1999, the Partnership earned $132,985 and $123,135, respectively, attributable to net income earned by the unconsolidated joint ventures, $73,057 and $65,134 of which was earned during the quarters ended June 30, 2000 and 1999, respectively. Net income earned by unconsolidated joint ventures increased during the quarter and six months ended June 30, 2000, as compared to the quarter and six months ended June 30, 1999, as a result of the fact that the Partnership reinvested a portion of the net sales proceeds from the 1998 sale of the Property in Nashua, New Hampshire in an interest in an IHOP Property in Round Rock, Texas, in October 1999.

         Operating expenses, including depreciation and amortization expense, were $478,803 and $475,356 for the six months ended June 30, 2000 and 1999, respectively, $218,182 and $242,880 of which were incurred during the quarters ended June 30, 2000 and 1999, respectively. The increase in operating expenses during the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, was primarily attributable to an increase in (i) administrative expenses for servicing the Partnership and its Properties, (ii) state tax expense and (iii) real estate tax expense due to the default by the tenant of the Property in Sebring, Florida, as described above.

         The increase in operating expenses during the six months ended June 30, 2000, was partially offset by, and the decrease during the quarter ended June 30, 2000, was primarily attributable to, the fact that the Partnership incurred less in transaction costs relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"), due to the termination of the proposed merger as described below in "Termination of Merger". Termination of Merger

         On March 1, 2000, the general partners and APF mutually agreed to terminate the Agreement and Plan of Merger (the "Merger") entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

Dismissal of Legal Action

         As described in greater detail in Part II, Item 1 "Legal Proceedings", in 1999, two groups of limited partners in several CNL Income Funds filed purported class action suits against the general partners and APF alleging, among other things, that the general partners had breached their fiduciary duties in connection with the proposed Merger. These actions were later consolidated into one action. On April 25, 2000, the judge in the consolidated action issued an order dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1.       Legal Proceedings.

              On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed merger. The plaintiffs sought unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, included allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and sought additional equitable relief. As amended, the caption of the case was Jon Hale, Mary J. Hewitt, Charles A. Hewitt, Gretchen
              M. Hewitt, Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.

              On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL Group, Inc., Case No. CIO-99-3796, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed merger. The plaintiff sought unspecified damages and equitable relief.

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

                   27     Financial Data Schedule (Filed herewith.)

              (b)  Reports on Form 8-K

                   No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 8th day of August, 2000.


                                            CNL INCOME FUND XI, LTD.

                                            By: CNL REALTY CORPORATION
                                                General Partner


                                                By:/s/ James M. Seneff, Jr.
                                                   ----------------------------
                                                   JAMES M. SENEFF, JR.
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)


                                                By:/s/ Robert A. Bourne
                                                   ----------------------------
                                                   ROBERT A. BOURNE
                                                   President and Treasurer
                                                   (Principal Financial and
                                                   Accounting Officer)