Form 10-Q
period 2000-09-30
CNL INCOME FUND XI LTD
filed 2000-11-13
CIK 879980

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2000
   --------------------------------------------------------------------------

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


                            CNL Income Fund XI, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Florida                                            59-3078854
-----------------------------------                   -----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


450 South Orange Avenue
Orlando, Florida                                             32801-3336
-----------------------------------                   -----------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number
(including area code)                                       (407) 540-2000
                                                      -----------------------


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

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                      September 30,            December 31,
                                                                           2000                    1999
                                                                   -------------------      -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation of $3,336,320 and
       $3,016,369, respectively                                         $ 21,275,069             $21,595,007
   Net investment in direct financing leases                               7,280,410               7,372,041
   Investment in joint ventures                                            3,051,994               3,077,302
   Cash and cash equivalents                                               1,792,981               1,656,500
   Receivables, less allowance for doubtful accounts
       of $72,169 and $11,646, respectively                                   84,652                 175,500
   Prepaid expenses                                                           12,807                  14,115
   Accrued rental income                                                   1,716,028               1,779,603
   Other assets                                                              122,024                 122,024
                                                                   -------------------      -------------------

                                                                        $ 35,335,965            $ 35,792,092
                                                                   ===================      ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                     $     34,067              $  121,191
   Accrued and escrowed real estate taxes payable                             29,449                  13,646
   Distributions payable                                                      875,006                 875,006
   Due to related parties                                                     313,093                  70,600
   Rents paid in advance and deposits                                          35,143                 102,480
                                                                   -------------------      -------------------
       Total liabilities                                                    1,286,758               1,182,923

   Minority interests                                                         508,972                 509,807

   Partners' capital                                                       33,540,235              34,099,362
                                                                   -------------------      -------------------

                                                                        $  35,335,965            $ 35,792,092
                                                                   ===================      ===================




           See accompanying notes to condensed financial statements.



                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                  Quarter Ended                  Nine Months Ended
                                                                  September 30,                    September 30,
                                                              2000            1999              2000             1999
                                                           ------------    ------------     -------------     ------------
Revenues:
    Rental income from operating leases                      $ 637,483        $646,209       $ 1,895,571      $ 1,935,980
    Adjustments to accrued income                                   --              --          (163,178 )             --
    Earned income from direct financing leases                 219,828         238,460           694,349          713,558
    Contingent rental income                                    42,435          43,572            97,423           98,465
    Interest and other income                                   24,463          20,847            76,343           62,902
                                                           ------------    ------------     -------------     ------------
                                                               924,209         949,088         2,600,508        2,810,905
                                                           ------------    ------------     -------------     ------------

Expenses:
    General operating and administrative                        52,661          39,838           152,853          111,787
    Professional services                                       15,699           3,988            36,118           26,460
    Management fees to related party                             9,472           9,810            28,502           29,010
    Real estate taxes                                            3,612              --            10,753               --
    State and other taxes                                          819              20            50,597           28,366
    Depreciation and amortization                              106,646         106,646           319,938          319,938
    Transaction costs                                               --          63,691            68,951          183,788
                                                           ------------    ------------     -------------     ------------
                                                               188,909         223,993           667,712          699,349
                                                           ------------    ------------     -------------     ------------

Income Before Minority Interests in Income of
    Consolidated Joint Ventures and Equity in
    Earnings of Unconsolidated Joint Ventures                  735,300         725,095         1,932,796        2,111,556

Minority Interests in Income of Consolidated
    Joint Ventures                                             (16,945 )       (16,943 )         (50,833 )        (50,149 )

Equity in Earnings of Unconsolidated Joint
    Ventures                                                    50,943          64,914           183,928          188,049
                                                           ------------    ------------     -------------     ------------

Net Income                                                   $ 769,298        $773,066       $ 2,065,891      $ 2,249,456
                                                           ============    ============     =============     ============

Allocation of Net Income:
    General partners                                         $   7,693        $  7,731       $    20,659      $    22,495
    Limited partners                                           761,605         765,335         2,045,232        2,226,961
                                                           ------------    ------------     -------------     ------------

                                                             $ 769,298        $773,066       $ 2,065,891      $ 2,249,456
                                                           ============    ============     =============     ============

Net Income Per Limited Partner Unit                          $    0.19        $   0.19       $      0.51      $      0.56
                                                           ============    ============     =============     ============

Weighted Average Number of Limited Partner
    Units Outstanding                                        4,000,000       4,000,000         4,000,000        4,000,000
                                                           ============    ============     =============     ============



           See accompanying notes to condensed financial statements.


                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                     Nine Months Ended              Year Ended
                                                       September 30,               December 31,
                                                           2000                        1999
                                                 --------------------------    ---------------------

General partners:
    Beginning balance                                         $    242,465              $   211,047
    Net income                                                      20,659                   31,418
                                                 --------------------------    ---------------------
                                                                   263,124                  242,465
                                                 --------------------------    ---------------------

Limited partners:
    Beginning balance                                           33,856,897               34,246,565
    Net income                                                   2,045,232                3,110,356
    Distributions ($0.66 and $0.88 per
       limited partner unit, respectively)                      (2,625,018 )             (3,500,024 )
                                                 --------------------------    ---------------------
                                                                33,277,111               33,856,897
                                                 --------------------------    ---------------------

Total partners' capital                                      $  33,540,235             $ 34,099,362
                                                 ==========================    =====================


           See accompanying notes to condensed financial statements.



                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                             Nine Months Ended
                                                                               September 30,
                                                                          2000               1999
                                                                     ---------------    ----------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                            $2,813,167          $2,826,757
                                                                     ---------------    ----------------

    Cash Flows from Investing Activities:
       Additions to land and buildings on operating
            leases                                                               --            (337,806 )
       Investment in direct financing leases                                     --            (694,610 )
       Investment in joint venture                                               --            (247,286 )
       Decrease in restricted cash                                               --           1,630,296
                                                                     ---------------    ----------------
          Net cash provided by investing activities                              --             350,594
                                                                     ---------------    ----------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                 (2,625,018 )        (2,745,018 )
       Distributions to holders of minority interests                       (51,668 )           (48,752 )
                                                                     ---------------    ----------------
              Net cash used in financing activities                      (2,676,686 )        (2,793,770 )
                                                                     ---------------    ----------------

Net Increase in Cash and Cash Equivalents                                   136,481             383,581

Cash and Cash Equivalents at Beginning of Period                          1,656,500           1,559,240
                                                                     ---------------    ----------------

Cash and Cash Equivalents at End of Period                                1,792,981           1,942,821
                                                                     ===============    ================

Supplemental Schedule of Non-Cash Investing and
   Financing Activities:

       Distributions declared and unpaid at end of
          period                                                          $ 875,006           $ 875,006
                                                                     ===============    ================



           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


1.   Basis of Presentation:

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 20, 1991 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are, in general, triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance, and utilities. As of September 30, 2000, the Partnership owned 41 Properties, which included interests in five Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the nine months ended September 30, 2000 and 1999 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,813,167 and $2,826,757 for the nine months ended September 30, 2000 and 1999, respectively. The decrease in cash from operations for the nine months ended September 30, 2000 was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Currently, rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 2000, the Partnership had $1,792,981 invested in such short-term investments, as compared to $1,656,500 at December 31, 1999. The funds remaining at September 30, 2000, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

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

         Total liabilities of the Partnership, including distributions payable, increased to $1,286,758 at September 30, 2000 from $1,182,923 at December 31, 1999, primarily as a result of an increase in amounts due to related parties at September 30, 2000, as compared to December 31, 1999. The increase in liabilities was partially offset by a decrease in accounts payable and a decrease in rents paid in advance at September 30, 2000, as compared to December 31, 1999. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

              The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based primarily on cash from operations, the Partnership declared distributions to limited partners of $2,625,018 for each of the nine months ended September 30, 2000 and 1999 ($875,006 for each of the quarters ended September 30, 2000 and 1999). This represents distributions of $0.66 per unit for each of the nine months ended September 30, 2000 and 1999 ($0.22 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2000 and 1999. No amounts distributed to the limited partners for the nine months ended September 30, 2000 and 1999 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During  the  nine  months  ended  September  30,  2000  and  1999,  the
Partnership and its consolidated joint ventures, Denver Joint Venture and CNL/Airport Joint Venture, owned and leased 36 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 2000 and 1999, the Partnership, Denver Joint Venture and CNL/Airport Joint Venture earned $2,426,742 and $2,649,538, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases, $857,311 and $884,669 of which was earned during the quarters ended September 30, 2000 and 1999, respectively. In addition, during the quarters and nine months ended September 30, 2000 and 1999, the Partnership earned $97,423 and $98,465, respectively, in contingent rental income, $42,435 and $43,572 of which was earned during the quarters ended September 30, 2000 and 1999, respectively. Rental and earned income decreased during the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, primarily as a result of the fact that during the nine months ended September 30, 2000, the tenant of the Property in Sebring, Florida defaulted under the terms of its lease and discontinued the operations of the restaurant. As a result, during the nine months ended September 30, 2000, the Partnership established an allowance for doubtful accounts of approximately $21,700 for past due rental amounts. In addition, during the nine months ended September 30, 2000, the Partnership reversed approximately $137,100 of accrued rental income. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. During the quarter and nine months ended September 30, 2000, the Partnership collected and recognized as income $21,700 in past due rental amounts received from the subtenant, for which the Partnership had previously established an allowance for doubtful accounts relating to the Property in Sebring, Florida.

         In addition, rental and earned income decreased during the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, as a result of the Partnership establishing an allowance for doubtful accounts during the quarter and nine months ended September 30, 2000, of approximately $43,100 and $64,600, respectively, for past due rental amounts relating to two Properties in Abilene, Texas and Avon, Colorado, in accordance with the Partnership's policy. The general partners are continuing to pursue collection of these amounts and will recognize such amounts as income if collected.

         During the nine months ended September 30, 1999, the Partnership owned and leased three Properties indirectly through other joint venture arrangements and owned and leased one Property with an affiliate as tenants-in-common. During the nine months ended September 30, 2000, the Partnership owned and leased three Properties indirectly through other joint venture arrangements and owned and leased two Properties with affiliates as tenants-in-common. In connection therewith, during the nine months ended September 30, 2000 and 1999, the Partnership earned $183,928 and $188,049, respectively, attributable to net income earned by the unconsolidated joint ventures, $50,943 and $64,914 of which was earned during the quarters ended September 30, 2000 and 1999, respectively. The decrease in net income earned by unconsolidated joint ventures was due to the fact that during the quarter and nine months ended September 30, 2000, the Partnership established an allowance for doubtful accounts for past due rental amounts relating to its Property in Corpus Christi, Texas, in accordance with the Partnership's policy. The joint venture partners will continue to pursue collection of past due rental amounts relating to this Property and will recognize such amounts as income, if collected. The decrease in net income earned by unconsolidated joint ventures during the quarter and nine months ended September 30, 2000, was partially offset by an increase in net income earned by unconsolidated joint ventures as a result of the fact that the Partnership reinvested a portion of the net sales proceeds from the 1998 sale of the Property in Nashua, New Hampshire in an interest in an IHOP Property in Round Rock, Texas, in October 1999.

         Operating expenses, including depreciation and amortization expense, were $667,712 and $699,349 for the nine months ended September 30, 2000 and 1999, respectively, $188,909 and $223,993 of which were incurred during the quarters ended September 30, 2000 and 1999, respectively. The decrease in operating expenses during the quarter and nine months ended September 30, 2000, as compared to the quarter and nine months ended September 30, 1999, was primarily attributable to the fact that the Partnership incurred less in transaction costs relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"), due to the termination of the proposed merger as described below in "Termination of Merger".

         The decrease in operating expenses during the quarter and nine months ended September 30, 2000, as compared to the quarter and nine months ended September 30, 1999, was also attributable to an increase in (i) administrative expenses for servicing the Partnership and its Properties, (ii) state tax expense and (iii) real estate tax expense, (iv) professional services due to the default by the tenant of the Property in Sebring, Florida, as described above. Termination of Merger

         On March 1, 2000, the general partners and APF mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.


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

                 27        Financial Data Schedule (Filed herewith.)

            (b)  Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 10th day of November, 2000.


                                            CNL INCOME FUND XI, LTD.

                                            By: CNL REALTY CORPORATION
                                                General Partner


                                                By:/s/ James M. Seneff, Jr.
                                                   ---------------------------
                                                   JAMES M. SENEFF, JR.
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)


                                                By:/s/ Robert A. Bourne
                                                   ---------------------------
                                                   ROBERT A. BOURNE
                                                   President and Treasurer
                                                   (Principal Financial and
                                                    Accounting Officer)