Form 10-K
period 2000-12-31
CNL INCOME FUND XI LTD
filed 2001-03-30
CIK 879980

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

      [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from ______ to_______


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

          Securities registered pursuant to Section 12 (b) of the Act:

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totaled $35,200,000, and were used to acquire 39 Properties, including interests in four Properties owned by joint ventures in which the Partnership is a co-venturer, and to establish a working capital reserve for Partnership purposes. During the year ended December 31, 1996, the Partnership sold its Property in Philadelphia, Pennsylvania. During January 1997, the Partnership reinvested the net sales proceeds from the sale of the Property in Philadelphia, Pennsylvania in a Black-eyed Pea Property located in Corpus Christi, Texas with an affiliate of the General Partners as tenants-in-common. During 1998, the Partnership sold its Property in Nashua, New Hampshire. In January 1999, the Partnership reinvested a portion of the net sales proceeds from the sale of the Property in Nashua, New Hampshire in a Burger King Property in Yelm, Washington. In February 1999, the Partnership invested a portion of the remaining net sales proceeds from the sale of the Property in Nashua, New Hampshire in a joint venture arrangement, Portsmouth Joint Venture, with an affiliate of the General Partners. In October 1999, the Partnership invested the remaining net sales proceeds from the sale of the Property in Nashua, New Hampshire in an IHOP Property in Round Rock, Texas with an affiliate of the General Partners as tenants-in-common. As a result of these transactions, as of December 31, 2000, the Partnership owned 41 Properties. The 41 Properties include five Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates of the General Partners as tenants-in-common. The Partnership leases the Properties generally on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership, the joint ventures in which the Partnership is a co-venturer and the property owned with an affiliate of the General Partners as tenants-in-common provide for initial terms ranging from 14 to 20 years (the average being 18 years) and expire between 2006 and 2019. The leases are generally on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $45,600 to $172,400. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

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

Major Tenants

         During 2000, four lessees (or groups of affiliated lessees) of the Partnership and its consolidated joint ventures, (i) Golden Corral Corporation,
(ii) Jack in the Box Inc., (iii) Burger King Corporation and BK Acquisition, Inc. (which are affiliated entities under common control) (hereinafter referred to as "Burger King Corporation"), (iv) Denny's, Inc. and Quincy's Restaurants, Inc. (which are affiliated entities under common control of Advantica Restaurant Group, Inc. (hereinafter referred to as ("Advantica Restaurant Group, Inc."), each contributed more than ten percent of the Partnership's total rental and earned income (including rental and earned income from the Partnership's consolidated joint ventures, the Partnership's share of rental and earned income from three Properties owned by unconsolidated joint ventures and two Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2000, Golden Corral Corporation was the lessee under leases relating to three restaurants, Jack in the Box Inc. was the lessee under leases relating to eight restaurants, Burger King Corporation was the lessee under leases relating to seven restaurants, Advantica Restaurant Group, Inc. was the lessee under leases relating to five restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these four lessees (or groups of affiliated lessees) each will continue to contribute more than ten percent of the Partnership's total rental and earned income in 2001. In addition, four Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Jack in the Box, Burger King, and Denny's, each accounted for more than ten percent of the Partnership's total rental and earned income during 2000 (including rental and earned income from the Partnership's consolidated joint ventures, the Partnership's share of rental and earned income from three Properties owned by unconsolidated joint ventures and two Properties owned with affiliate of the General Partners as tenants-in-common). In 2001, it is anticipated that these four Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         The Partnership has entered into two separate joint venture arrangements with affiliated entities: Denver Joint Venture with an unaffiliated entity to purchase and hold one Property and CNL/Airport Joint Venture with an unaffiliated entity to purchase and hold one Property. In addition, the Partnership has entered into the following separate joint venture arrangements:
Ashland Joint Venture with CNL Income Fund IX, Ltd. and CNL Income Fund X, Ltd., affiliates of the General Partners, to purchase and hold one Property; and Des Moines Real Estate Joint Venture with CNL Income Fund VII, Ltd. and CNL Income Fund XII, Ltd., affiliates of the General Partners, to purchase and hold one Property. Each of the affiliates is a limited partnership organized pursuant to the laws of the State of Florida.

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

         CNL/Airport Joint Venture, Denver Joint Venture and Des Moines Real Estate Joint Venture each have an initial term of 20 years and Ashland Joint Venture has an initial term of 30 years and, after the expiration of the initial term, continue in existence from year to year unless terminated at the option of any of the co-venturers or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partners to dissolve the joint venture.

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of APF, the parent company of CNL Fund Advisors, Inc. perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2000, the Partnership owned 41 Properties. Of the 41 Properties, 34 are owned by the Partnership in fee simple, five are owned through joint venture arrangements and two are owned through a tenancy in common arrangement. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 18,000 to 329,000 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership as of December 31, 2000 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation.

               State                               Number of Properties

               Alabama                                        2
               Arizona                                        1
               California                                     1
               Colorado                                       2
               Connecticut                                    2
               Florida                                        2
               Kansas                                         1
               Louisiana                                      1
               Massachusetts                                  1
               Michigan                                       1
               Mississippi                                    1
               New Hampshire                                  1
               New Mexico                                     2
               North Carolina                                 2
               Ohio                                           4
               Oklahoma                                       2
               South Carolina                                 2
               Texas                                          9
               Virginia                                       2
               Washington                                     2
                                                        --------------
               TOTAL PROPERTIES                              41
                                                        ==============

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 2,100 to 11,400 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2000, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using depreciable lives of 40 years for federal income tax purposes.

         As of December 31, 2000, the aggregate cost of the Properties owned by the Partnership (including its consolidated joint venture) and the unconsolidated joint ventures (including the Property owned through a tenancy in common arrangement) for federal income tax purposes was $32,534,882 and $8,814,831, respectively.

         The following table lists the Properties owned by the Partnership as of December 31, 2000 by Restaurant Chain.

                Restaurant Chain                   Number of Properties

                Black-eyed Pea                               1
                Burger King                                 12
                Denny's                                      7
                Golden Corral                                3
                Gooney Bird's Sports Grill                   1
                Hardee's                                     4
                IHOP                                         1
                Jack in the Box                              8
                KFC                                          1
                Quincy's                                     1
                Sagebrush Restaurant                         1
                Taco Bell                                    1
                                                       --------------
                TOTAL PROPERTIES                            41
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

         At December 31, 2000, 1999, 1998, 1997, and 1996, all of the Properties were occupied. The following is a schedule of the average rent per Property for each of the years ended with December 31:

                                       2000              1999              1998             1997               1996
                                   --------------    -------------     -------------    --------------     -------------

Rental Revenues (1)                  $ 3,914,520       $4,087,385       $ 4,064,778        $4,071,074        $4,033,108
Properties                                    41               41                38                39                38
Average Rent per Property              $  95,476        $  99,692         $ 106,968         $ 104,387         $ 106,134


(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements and the Properties owned through tenancy in common arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

         The following is a schedule of lease expirations for leases in place as of December 31, 2000 for next the ten years and thereafter.

                                                                          Percentage of
             Expiration Year      Number          Annual Rental           Gross Annual
                                 of Leases           Revenues             Rental Income
             ---------------  ----------------  --------------------  --------------------

              2001                         --                $   --                  --
              2002                         --                    --                  --
              2003                         --                    --                  --
              2004                         --                    --                  --
              2005                         --                    --                  --
              2006                          7               587,590              15.13%
              2007                          3               498,758              12.84%
              2008                         --                    --                  --
              2009                         --                    --                  --
              2010                          9               845,034              21.76%
              Thereafter                   22             1,953,386              50.27%
                                    ----------         -------------       -------------
              Total                        41           $ 3,884,768             100.00%
                                    ==========         =============       =============

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 2000 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

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

         Advantica Restaurant Group, Inc. leases two Denny's restaurants, one Quincy's restaurant, one Sagebrush restaurant, and one Gooney Bird's Sports Grill restaurant with an initial term of 20 years (expiring in 2012) and the average minimum base annual rent is approximately $89,200 (ranging from approximately $67,700 to $116,000).


Item 3.  Legal Proceedings

         Neither the Partnership, nor its General Partners or any affiliate of the General Partners, nor any of their respective Properties, is party to, or subject to, any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 15, 2001 there were 3,191 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2000, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase) may have done so pursuant to such Plan. The General Partners had the right to prohibit transfers of Units. From inception through December 31, 2000, the price paid for any Unit transferred pursuant to the Plan was $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2000 and 1999, other than pursuant to the Plan, net of commissions.

                                             2000 (1)                               1999 (1)
                                 ----------------------------------     ----------------------------------
                                   High         Low        Average        High         Low       Average
                                 ---------    --------    ----------    ---------    --------   -----------

         First Quarter                (2)         (2)           (2)          (2)         (2)           (2)
         Second Quarter             $9.00      $ 6.57        $ 8.11          (2)         (2)           (2)
         Third Quarter               8.33        7.24          8.07        $8.37       $7.80         $8.14
         Fourth Quarter              7.35        7.33          7.34         9.10        6.83          8.10

(1)      A total of 17,956 and 12,220 Units were transferred other than pursuant
         to  the  Plan  for  the  years  ended   December  31,  2000  and  1999,
         respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For each of the years ended December 31, 2000 and 1999, the Partnership declared cash distributions of $3,500,024 to the Limited Partners. Distributions of $875,006 were declared at the close of each of the Partnership's calendar quarter during 2000 and 1999 to the Limited Partners. No amounts distributed to partners for the years ended December 31, 2000 and 1999 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

(b)      Not applicable.


Item 6.  Selected Financial Data

                                        2000               1999              1998              1997               1996
                                    --------------    ---------------    --------------    --------------    ---------------
Year ended December 31:
    Revenues (1)                       $3,864,056         $4,037,268        $4,067,454        $3,998,538         $3,976,787
    Net income (2)                      3,094,463          3,141,774         3,809,404         3,295,079          3,464,705
    Cash distributions
      declared (3)                      3,500,024          3,500,024         3,660,024         3,500,024          3,540,024
    Net income per Unit
      (2)                                    0.77               0.78              0.94              0.82               0.86
    Cash distributions
      declared per Unit (3)                  0.88               0.88              0.92              0.88               0.89

At December 31:
    Total assets                      $35,227,373        $35,792,092       $36,103,592       $35,785,538        $36,003,045
    Partners' capital                  33,693,801         34,099,362        34,457,612        34,308,232         34,513,177

(1) Revenues include equity in earnings of unconsolidated joint ventures and minority interest in income of consolidated joint ventures.

(2) Net income for the years ended December 31, 1998 and 1996, includes $461,861 and $213,685, respectively, from gains on sale of assets.

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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on August 20, 1991, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 2000, the Partnership owned 41 Properties, either directly or through joint venture or tenancy in common arrangements.

Capital Resources

         The Partnership's primary source of capital for the years ended December 31, 2000, 1999, and 1998, was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $3,417,750, $3,747,973, and $3,894,062 for the years ended December 31, 2000, 1999, and 1998, respectively. The decrease during 2000, as compared to 1999, was primarily a result of changes in the Partnership's working capital and changes in income and expenses, as described in "Results of Operations." The decrease during 1999, as compared to 1998, was primarily a result of changes in income and expenses as described in "Results of Operations" below.

         Other sources and uses of capital included the following during the years ended December 31, 2000, 1999, and 1998.

         In October 1998, the Partnership sold its Property in Nashua, New Hampshire, for $1,748,000 and received net sales proceeds of $1,630,296, resulting in a gain of $461,861 for financial reporting purposes. This Property was originally acquired by the Partnership in 1992, and had a cost of approximately $1,302,414, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $327,900 in excess of its original purchase price. In January 1999, the Partnership reinvested a portion of the net sales proceeds it received from the sale of the property in Nashua, New Hampshire in a Burger King property located in Yelm, Washington, at an approximate cost of $1,032,000. In addition, in February 1999, the Partnership reinvested approximately $247,000 of the remaining net sales proceeds from the sale of the Property in Nashua, New Hampshire in a joint venture arrangement, Portsmouth Joint Venture, to purchase and hold one property. The Partnerships co-venture partner is CNL Income Fund XVIII, Ltd., a Florida limited partnership and an affiliate of the General Partners. The Partnership had a 42.8% interest in the profits and losses of the joint venture as of December 31, 2000.

         In October 1999, the Partnership invested approximately $320,200 in an IHOP Property located in Round Rock, Texas with CNL Income Fund VI, Ltd., a Florida limited partnership and affiliate of the General Partners, as tenants-in-common. In connection therewith, the Partnership and its affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of December 31, 2000, the Partnership owned a 23 percent interest in this Property.

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

         Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties pending reinvestment in addition Properties, are invested in money market accounts or other short-term highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At December 31, 2000, the Partnership had $1,519,141 invested in such short-term investments (including certificates of deposit in the amount of $500,000) as compared to $1,656,500 at December 31, 1999. As of December 31, 2000, the average interest rate earned by the Partnership on the rental income deposited in demand deposit accounts at commercial banks was approximately 3.85% annually. The funds remaining at December 31, 2000, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on cash from operations, and for the year ended December 31, 2000, anticipated future cash from operations, and for the year ended December 31, 1998, cumulative excess operating reserves, the Partnership declared distributions to the Limited Partners of $3,500,024, $3,500,024, and $3,660,024 for the years ended December 31, 2000, 1999, and 1998, respectively. This represents a distribution of $0.88, $0.88, and $0.92 per Unit for the years ended December 31, 2000, 1999, and 1998, respectively. No amounts distributed to the Limited Partners for the years ended December 31, 2000, 1999, and 1998 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the year ended December 31, 2000.

         As of December 31, 2000 and 1999, the Partnership owed $22,502 and $70,600, respectively, to affiliates for operating expenses, accounting and administrative services, and management fees. As of March 15, 2001, the Partnership had reimbursed the affiliates all such amounts. Other liabilities, including distributions payable, decreased to $1,001,263 at December 31, 2000, from $1,112,323 at December 31, 1999. The decrease was primarily due to the Partnership payment amounts related to the proposed Merger with APF that were accrued at December 31, 1999. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.
Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the year ended December 31, 1998, the Partnership and its consolidated joint ventures, owned and leased 37 wholly owned Properties (including one Property in Columbus, Ohio exchanged for one Property in Danbury, Connecticut and one Property in Nashua, New Hampshire, which was sold in October
1998). During the years ended December 31, 1999 and 2000, the Partnership and its consolidated joint ventures owned and leased 36 wholly owned Properties. In addition, during 1998, 1999, and 2000, the Partnership and its consolidated joint ventures was a co-venturer in two separate joint ventures that each owned and leased one Property, and the Partnership owned and leased one Property with an affiliate as tenants-in-common. In addition, during 2000, the Partnership and its consolidated joint ventures owned and leased one additional Property with an affiliate of the General Partners, as tenants-in-common. As of December 31, 2000, the Partnership owned, either directly or through joint venture arrangements, 41 Properties which are, in general, subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $45,600 to $172,400. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 2000, 1999, and 1998, the Partnership and its consolidated joint ventures, earned $3,370,086, $3,522,254, and $3,537,605, respectively, in rental income from operating leases and earned income from direct financing leases (net of adjustments to accrued rental income). Rental and earned income decreased during 2000, as compared to 1999, primarily as a result of the Partnership establishing an allowance for doubtful accounts of approximately $107,700 for past due rental amounts relating to the Properties in Avon, Colorado and Abilene, Texas, in accordance with the
Partnership's collection policy. In addition, the Partnership reserved approximately $60,490 in accrued rental income relating to the Properties in Avon, Colorado and Abilene, Texas. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The General Partners are continuing to pursue collection of these amounts and will recognize such amounts as income if collected. No such allowance was recorded in 1999 and 1998.

         Rental and earned income decreased during 1999, as compared to 1998, primarily as a result of the Partnership establishing an allowance for doubtful accounts of approximately $11,100 for past due rental amounts relating to the Properties in Kent and Wadsworth, Ohio in accordance with the Partnership's collection policy. The decrease in rental and earned income during 2000 was partially offset by the fact that during 2000, the Partnership collected and recognized as income these past due rental amounts.

         For the years ended December 31, 2000, 1999 and 1998, the Partnership also earned $216,339, $237,751, and $243,115, respectively, in contingent rental income. The decrease in contingent rental income during 2000, as compared to 1999, was due to the fact that during 2000, the Partnership established an allowance for doubtful accounts of approximately $21,000 relating to past due contingent rental amounts for the Properties in Dayton, Ohio and Roswell, New Mexico, respectively, in accordance with the Partnership's collection policy. No such allowance was established during 1999 or 1998. The General Partners are continuing to pursue collection of these amounts and will recognize such amounts as income if collected. The decrease in contingent rental income during 1999, as compared to 1998, was primarily due to a decrease in gross sales of certain restaurant Properties whose leases require the payment of contingent rental income.

         In addition, for the years ended December 31, 2000, 1999 and 1998, the Partnership earned $256,056, $259,676, and $215,501, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer. Net income earned by unconsolidated joint ventures increased during 1999, as compared to 1998, as a result of the fact that in February and October 1999, the Partnership reinvested a portion of the net sales proceeds from the 1998 sale of the Property in Nashua, New Hampshire in Portsmouth Joint Venture and in an IHOP Property in Round Rock, Texas with an affiliate of the General Partners as tenants-in-common, as described above in "Capital Resources."

         During the year ended December 31, 2000, four lessees (or groups of affiliated lessees) of the Partnership and its consolidated joint ventures, Golden Corral Corporation, Jack in the Box Inc., Burger King Corporation, and Advantica Restaurant Group, Inc., each contributed more than ten percent of the Partnership's total rental income (including rental and earned income from the Partnership's consolidated joint ventures, the Partnership's share of rental and earned income from three Properties owned by unconsolidated joint ventures and two Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2000, Golden Corral Corporation was the lessee under leases relating to three restaurants, Jack in the Box Inc. was the lessee under leases relating to eight restaurants, Burger King Corporation was the lessee under leases relating to seven restaurants, Advantica Restaurant Group, Inc. was the lessee under leases relating to five restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these four tenants each will continue to contribute more than ten percent of the Partnership's total rental and earned income during 2001. In addition, during the year ended December 31, 2000, four Restaurant Chains, Golden Corral, Jack in the Box, Burger King, and Denny's, each accounted for more than ten percent of the Partnership's total rental and earned income (including rental and earned income from the Partnership's consolidated joint ventures and the Partnership's share of rental and earned income from three Properties owned by unconsolidated joint ventures and two Properties owned with affiliates of the General Partners as tenants-in-common). In 2001, it is anticipated that these Restaurant Chains each will continue to account for more than ten percent of the total rental and earned income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         In addition, for the years ended December 31, 2000, 1999, and 1998, the Partnership earned $89,181, $84,648, and $139,707, respectively, in interest and other income. Interest and other income was higher during 1998, as compared to 1999, primarily due to the Partnership collecting and recognizing $60,000 in other income in May 1998, as a result of executing an amendment to a purchase and sale agreement with a third party to extend the closing date for the Burger King Property located in Nashua, New Hampshire. In accordance with the terms of the amendment, the Partnership was deemed to have earned the $60,000 upon execution of the amendment to extend the closing date of this Property. This Property was sold in October 1998, as described above in "Capital Resources."

         Operating expenses, including depreciation and amortization expense, were $769,593, $895,494, and $719,911, for the years ended December 31, 2000,
1999, and 1998, respectively. The decrease in operating expenses during 2000, and the increase during 1999, was primarily a result of the amount of transactions costs the Partnership incurred relating to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed and terminated Merger with APF, as described below in "Termination of Merger."

         As a result of the sale of the Property in Nashua, New Hampshire, as described above in "Capital Resources," the Partnership recognized a gain of $461,861 for financial reporting purposes for the year ended December 31, 1998. No Properties were sold during the years ended December 31, 2000 and 1999.

         The Partnership's leases as of December 31, 2000, are, in general, triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         In December 1999, the Securities and Exchange Commission released SAB 101, which provides the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 requires the Partnership to defer recognition of certain percentage rental income until certain defined thresholds are met. The Partnership adopted SAB 101 beginning January 1, 2000. Implementation of SAB 101 did not have a material impact on the Partnership results of operations.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133." FAS 137 deferred the effective date of FAS 133 for one year. FAS 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Partnership has reviewed both statements and has determined that both FAS 133 and FAS 137 do not apply to the Partnership as of December 31, 2000.

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


Item 8.  Financial Statements and Supplementary Data

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS







                                                              Page

Report of Independent Certified Public Accountants             15

Financial Statements:

     Balance Sheets                                            16

     Statements of Income                                      17

     Statements of Partners' Capital                           18

     Statements of Cash Flows                                19-20

     Notes to Financial Statements                           21-35

               Report of Independent Certified Public Accountants


To the Partners
CNL Income Fund XI, Ltd.


In our opinion,  the financial  statements  listed in the index  appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund XI, Ltd. (a Florida limited partnership) at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/ PricewaterhouseCoopers LLP

Orlando, Florida
February 2, 2001

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS

                                                                        December 31,
                                                             2000                         1999
                                                      -------------------         ---------------------

                 ASSETS

Land and buildings on operating leases, less
     accumulated depreciation                               $ 21,168,411                  $ 21,595,007
Net investment in direct financing leases                      7,247,865                     7,372,041
Investment in joint ventures                                   3,072,991                     3,077,302
Cash and cash equivalents                                      1,006,620                     1,656,500
Certificates of deposit                                          512,521                            --
Receivables, less allowance for doubtful
    accounts of $139,456 and $11,646,
    respectively                                                 228,988                       175,500
Prepaid expenses                                                  13,149                        14,115
Accrued rental income, less allowance for
     doubtful accounts of $60,490 in 2000                      1,854,804                     1,779,603
Other assets                                                     122,024                       122,024
                                                      -------------------         ---------------------

                                                            $ 35,227,373                  $ 35,792,092
                                                      ===================         =====================

      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                              $   37,812                   $   121,191
Accrued and escrowed real estate taxes
     payable                                                       8,667                        13,646
Distributions payable                                            875,006                       875,006
Due to related parties                                            22,502                        70,600
Rents paid in advance and deposits                                79,778                       102,480
                                                      -------------------         ---------------------
         Total liabilities                                     1,023,765                     1,182,923

Minority interest                                                509,807                       509,807

Partners' capital                                             33,693,801                    34,099,362
                                                      -------------------         ---------------------

                                                            $ 35,227,373                  $ 35,792,092
                                                      ===================         =====================

                 See accompanying notes to financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME

                                                                                Year Ended December 31,
                                                                       2000               1999               1998
                                                                 -----------------   ---------------    ---------------

Revenues:
     Rental income from operating leases                             $  2,517,422      $  2,575,492       $  2,644,418
     Adjustments to accrued rental income                                 (60,490  )             --                 --
     Earned income from direct financing leases                           913,154           946,762            893,187
     Contingent rental income                                             216,339           237,751            243,115
     Interest and other income                                             89,181            84,648            139,707
                                                                                                        ---------------
                                                                 -----------------   ---------------
                                                                        3,675,606         3,844,653          3,920,427
                                                                 -----------------   ---------------    ---------------
Expenses:
     General operating and administrative                                 175,737           161,584            154,434
     Professional services                                                 49,636            35,021             34,140
     Management fees to related parties                                    39,227            39,836             39,393
     Real estate taxes                                                         --                --              2,858
     State and other taxes                                                 50,596            31,728             24,262
     Depreciation and amortization                                        426,596           426,584            443,936
     Transaction costs                                                     27,801           200,741             20,888
                                                                 -----------------   ---------------    ---------------
                                                                          769,593           895,494            719,911
                                                                 -----------------   ---------------    ---------------

Income Before Minority Interest in Income
     of Consolidated Joint Ventures, Equity in
     Earnings of Unconsolidated Joint Ventures and
     Gain on Sale of Assets                                             2,906,013         2,949,159          3,200,516

Minority Interest in Income of Consolidated
     Joint Ventures                                                       (67,606  )        (67,061  )         (68,474 )

Equity in Earnings of Unconsolidated Joint
     Ventures                                                             256,056           259,676            215,501

Gain on Sale of Assets                                                         --                --            461,861
                                                                 -----------------   ---------------    ---------------

Net Income                                                           $  3,094,463      $  3,141,774       $  3,809,404
                                                                 =================   ===============    ===============

Allocation of Net Income
     General partners                                                    $     --        $   31,418         $   34,815
     Limited partners                                                   3,094,463         3,110,356          3,774,589
                                                                 -----------------   ---------------    ---------------

                                                                     $  3,094,463      $  3,141,774       $  3,809,404
                                                                 =================   ===============    ===============

Net Income Per Limited Partner Unit                                    $     0.77        $     0.78         $     0.94
                                                                 =================   ===============    ===============

Weighted Average Number of
     Limited Partner Units Outstanding                                  4,000,000         4,000,000          4,000,000
                                                                 =================   ===============    ===============

                 See accompanying notes to financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2000, 1999, and 1998



                                       General Partners                               Limited Partners
                              ---------------------------   --------------------------------------------------------------------
                                              Accumulated                                Accumulated    Syndication
                              Contributions    Earnings     Contributions Distributions    Earnings        Costs        Total
                              ------------- -------------   ------------- ------------- -------------- ------------  -----------

Balance, December 31, 1997      $     1,000   $   175,232   $  40,000,000   (18,555,110) $  17,477,110 $ (4,790,000) $34,308,232

    Distributions to limited
       partners ($0.92 per
       limited partner unit)             --            --              --    (3,660,024)            --           --   (3,660,024)
    Net income                           --        34,815              --            --      3,774,589           --    3,809,404
                              ------------- -------------   ------------- ------------- -------------- ------------  -----------

Balance, December 31, 1998            1,000       210,047      40,000,000   (22,215,134)    21,251,699   (4,790,000)  34,457,612

    Distributions to limited
       partners ($0.88 per
       limited partner unit)             --            --              --    (3,500,024)           --            --   (3,500,024)
    Net income                           --        31,418              --            --      3,110,356           --    3,141,774
                              ------------- -------------   ------------- ------------- -------------- ------------  -----------

Balance, December 31, 1999            1,000       241,465      40,000,000   (25,715,158)   24,362,055    (4,790,000)  34,099,362

    Distributions to limited
       partners ($0.88 per
       limited partner unit)             --            --              --    (3,500,024)           --            --   (3,500,024)
    Net income                           --            --              --            --      3,094,463           --    3,094,463
                              ------------- -------------   ------------- ------------- -------------- ------------  -----------

Balance, December 31, 2000      $     1,000   $   241,465   $  40,000,000   (29,215,182) $  27,456,518 $ (4,790,000) $33,693,801
                              ============= =============   ============= -============ ============== ============  ===========

                 See accompanying notes to financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                  Year Ended December 31,
                                                                     2000                  1999                  1998
                                                                ----------------      ---------------       ----------------

Increase (Decrease) in Cash and Cash Equivalents:

      Cash Flows from Operating Activities:
         Cash received from tenants                                $  3,574,593         $  3,724,492         $  3,826,352
         Distributions from unconsolidated joint
             ventures                                                   260,367              271,442              262,843
         Cash paid for expenses                                        (476,893 )           (322,962 )           (247,138  )
         Interest received                                               59,683               75,001               52,005
                                                                ----------------      ---------------       ---------------
                Net cash provided by operating
                    Activities                                        3,417,750            3,747,973            3,894,062
                                                                ----------------      ---------------       ---------------

      Cash Flows from Investing Activities:
         Additions to assets on  operating leases                            --             (337,806 )                 --
         Investment in direct financing leases                               --             (694,610 )                 --
         Proceeds from sale of land and buildings                            --                   --            1,630,296
         Investment in joint ventures                                        --            (567,455)               (1,169  )
         Decrease (increase) in restricted cash                              --            1,630,296           (1,630,296  )
         Increase in certificate of deposit                            (500,000 )                 --                   --
                                                                ----------------      ---------------       ---------------
                  Net cash provided by (used in) investing
                    activities                                         (500,000 )             30,425               (1,169  )
                                                                ----------------      ---------------       ---------------

      Cash Flows from Financing Activities:
         Distributions to limited partners                           (3,500,024 )         (3,620,024 )         (3,540,024  )
         Distributions to holders of minority interest                  (67,606 )            (61,114 )            (66,015  )
                                                                ----------------
                                                                                      ---------------       ---------------
                Net cash used in financing activities                (3,567,630 )         (3,681,138 )         (3,606,039  )
                                                                ----------------      ---------------       ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                   (649,880 )             97,260              286,854

Cash and Cash Equivalents at Beginning of Year                        1,656,500            1,559,240            1,272,386
                                                                ----------------      ---------------       ---------------

Cash and Cash Equivalents at End of Year                           $  1,006,620         $  1,656,500         $  1,559,240
                                                                ================      ===============       ===============

                 See accompanying notes to financial statements.

                                             CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                              Years Ended December 31,
                                                                      2000               1999              1998
                                                                 ---------------    ---------------    --------------

Reconciliation of Net Income to Net Cash Provided by Operating Activities:

      Net Income                                                    $ 3,094,463        $ 3,141,774       $ 3,809,404
                                                                 ---------------    ---------------    --------------
      Adjustments to reconcile net income to net cash provided
         by operating activities:
             Depreciation                                               426,596            426,584           443,936
             Gain on sale of assets                                          --                 --          (461,861 )
             Minority interests in income of
                consolidated joint ventures                              67,606             67,061            68,474
             Equity in earnings of unconsolidated joint
                ventures, net of distributions                            4,311             11,766            47,342
             Increase in receivables                                    (66,009 )          (32,549 )         (23,376 )
             Decrease (increase) in prepaid expenses                        966             (1,780 )           1,028
             Decrease in net investment in direct
                financing leases                                        124,176            108,855            90,236
             Increase in accrued rental income                          (75,201 )         (134,541 )        (127,336 )
             Increase (decrease) in accounts payable
                and accrued expenses                                    (88,358 )          105,238             3,681
             Increase (decrease) in due to related
                parties                                                 (48,098 )           45,154            18,798
             Increase (decrease) in rents paid in
                advance and deposits                                    (22,702 )           10,411            23,736
                                                                 ---------------    ---------------    --------------
                  Total adjustments                                     323,287            606,199            84,658
                                                                 ---------------    ---------------    --------------

Net Cash Provided by Operating Activities                           $ 3,417,750        $ 3,747,973       $ 3,894,062
                                                                 ===============    ===============    ==============

Supplemental Schedule of Non-Cash Investing and
      Financing Activities:

         Land and building under operating lease
             exchanged for land and building under
             operating lease                                            $    --            $    --        $  718,930
                                                                 ===============    ===============    ==============

         Distributions declared and unpaid at
             December 31                                             $  875,006         $  875,006        $  995,006
                                                                 ===============    ===============    ==============


                 See accompanying notes to financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999, and 1998


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

                  Years Ended December 31, 2000, 1999, and 1998


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

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


1.       Significant Accounting Policies - Continued:

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

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


1.       Significant Accounting Policies - Continued:

         Staff Accounting Bulletin No. 101 ("SAB 101") - In December 1999, the Securities and Exchange Commission released SAB 101, which provides the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 requires the Partnership to defer recognition of certain percentage rental income until certain defined thresholds are met. The Partnership adopted SAB 101 beginning January 1, 2000. Implementation of SAB 101 did not have a material impact on the Partnership results of operations.

         Statement of Financial Accounting Standards No. 133 ("FAS 133") and Statement of Financial Accounting Standards No. 137 ("FAS 137") - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133." FAS 137 deferred the effective date of FAS 133 for one year. FAS 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Partnership has reviewed both statements and has determined that both FAS 133 and FAS 137 do not apply to the Partnership as of December 31, 2000.

2.       Leases:

         The Partnership leases its land and buildings to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Some of the leases are classified as operating leases and some of the leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of the majority of these leases are operating leases. Substantially all leases are for 14 to 20 years and provide for minimum and contingent rentals. In addition, the tenant generally pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


2.       Leases - Continued:

         the leases for two to five successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:


                                           2000                   1999
                                   --------------------   --------------------

 Land                                     $ 11,945,232           $ 11,945,232
 Buildings                                  12,666,144             12,666,144
                                   --------------------   --------------------
                                            24,611,376             24,611,376

 Less accumulated depreciation              (3,442,965 )           (3,016,369 )
                                   --------------------   --------------------

                                           $ 21,168,411           $ 21,595,007
                                   ====================   ====================

         In January 1999, the Partnership reinvested approximately $1,032,400 of the net sales proceeds it received from the 1998 sale of the property in Nashua, New Hampshire in a Burger King property located in Yelm, Washington. In accordance with statement of Financial Accounting Standards No. 13, "Accounting for Leases," the land portion of this property was classified as an operating lease while the building portion was classified as a capital lease.
         Some leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 2000, 1999, and 1998, the Partnership recognized $75,201 (net of $60,490 in reserves), $134,541, and $127,336, respectively, of such rental income.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


3.       Land and Buildings on Operating Leases - Continued:

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2000:

             2001                                    $2,458,158
             2002                                     2,509,343
             2003                                     2,667,353
             2004                                     2,686,267
             2005                                     2,696,910
             Thereafter                              11,936,587
                                               -----------------

                                                    $24,954,618
                                               =================

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at December 31:

                                             2000                  1999
                                       -----------------     -----------------

      Minimum lease payments
           receivable                      $ 13,388,037          $ 14,452,917
      Estimated residual values               2,439,551             2,439,551
      Less unearned income                   (8,579,723 )          (9,520,427 )
                                       -----------------     -----------------

      Net investment in direct
           financing leases                 $ 7,247,865           $ 7,372,041
                                       =================     =================

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


4.       Net Investment in Direct Financing Leases - Continued:

         The following is a schedule of future minimum lease payments to be received on the direct financing leases at December 31, 2000:

           2001                           $1,064,880
           2002                            1,076,079
           2003                            1,096,183
           2004                            1,096,183
           2005                            1,096,183
           Thereafter                      7,958,529
                                     ----------------

                                         $13,388,037
                                     ================

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

5.       Investment in Joint Ventures:

         The Partnership has a 62.16% and a 76.6% interest in the profits and losses of Ashland Joint Venture and Des Moines Real Estate Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same General Partners. In addition, the Partnership owns a Black-eyed Pea property in Corpus Christi, Texas, as tenants-in-common with CNL Income Fund XVII, Ltd., a Florida limited partnership and affiliate of the General Partners. As of December 31, 2000, the Partnership owned a 72.58% interest in this property.

         In February 1999, the Partnership reinvested a portion of the net sales proceeds it received from the 1998 sale of the property in Nashua, New Hampshire in a joint venture arrangement, Portsmouth Joint Venture, with CNL Income Fund XVIII, Ltd., a Florida limited partnership and an affiliate of the General Partners, to purchase and hold one restaurant property. As of December 31, 2000, the Partnership had contributed approximately $247,300 to the joint venture and owned a 42.8% interest in the profits and losses of this joint venture.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


5.       Investment in Joint Ventures - Continued:

         In October 1999, the Partnership used a portion of the net sales proceeds from the 1998 sale of the property in Nashua, New Hampshire to invest in a property in Round Rock, Texas, with CNL Income Fund VI, Ltd., a Florida limited partnership and affiliate of the General Partners as tenants-in-common. As of December 31, 2000, the Partnership had contributed approximately $320,200 for a 23 percent interest in the property.

         Ashland Joint Venture, Des Moines Real Estate Joint Venture, Portsmouth Joint Venture and the Partnership and affiliates, as tenants-in-common in two separate tenants-in-common arrangements, each own and lease one property to an operator of national fast-food restaurants. The following presents the joint ventures' combined, condensed financial information at December 31:

                                                       2000             1999
                                                    -----------     -----------
       Land and buildings on operating
           leases, less accumulated
           depreciation                             $ 4,878,318     $ 4,985,690
       Net investment in direct financing
           lease                                        317,357         320,961
       Cash                                               7,282          12,029
       Receivables, less allowance for
           doubtful accounts                             68,094          56,211
       Prepaid expenses                                   8,799           4,921
       Accrued rental income                            234,524         173,367
       Liabilities                                          786          17,300
       Partners' capital                              5,513,588       5,535,879
       Revenues                                         597,784         503,686
       Net income                                       470,408         402,007


         The Partnership recognized income totalling $256,056, $259,676, and $215,501, for the years ended December 31, 2000, 1999, and 1998, respectively, from these joint ventures.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


6.       Allocations and Distributions:

         From inception through December 31, 1999, generally, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, were allocated 99 percent to the limited partners and one percent to the general partners. From inception through December 31, 1999, distributions of net cash flow were made 99 percent to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners was subordinated to receipt by the limited partners of an aggregate, ten percent, cumulative, noncompounded annual return on their invested capital contributions (the "Limited Partners' 10% Return").

         From inception through December 31, 1999, generally, net sales proceeds from the sale of properties not in liquidation of the Partnership, to the extent distributed, were distributed first to the limited partners in an amount sufficient to provide them with their Limited Partners' 10% Return, plus the return of their adjusted capital contributions. The general partners then received, to the extent previously
         subordinated   and  unpaid,   a  one  percent  interest  in  all  prior
         distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds were distributed 95 percent to the limited partners and five percent to the general partners. Any gain from the sale of a property not in liquidation of the Partnership was, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property was, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

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

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1997, and 1998


6.       Allocations and Distributions - Continued:

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partners in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the year ended December 31, 2000.

         During the years ended December 31, 2000, 1999, and 1998, the Partnership declared distributions to the limited partners of $3,500,024, $3,500,024, and $3,660,024, respectively. No distributions have been made to the general partners to date.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1997, and 1998


7.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:



                                                                    2000             1999              1998
                                                                --------------   --------------   ---------------

          Net income for financial reporting purposes             $ 3,094,463      $ 3,141,774       $ 3,809,404

          Depreciation for tax reporting purposes less than
               (in excess of) depreciation for financial
               reporting purposes                                     (68,371 )        (67,657 )           2,899

            Gain on sale of land and building for financial
               reporting purposes less than (in excess of)
          of                                                               --          429,196          (461,861 )
               gain for tax reporting purposes

            Direct financing leases recorded as operating
               leases for tax reporting purposes                      124,176          108,856            90,236

            Equity in earnings of  unconsolidated  joint
               ventures for financial reporting purposes (in
               excess of) less than equity in earnings of
               unconsolidated joint ventures for tax
               reporting purposes                                       9,949           (5,731 )          (5,906 )

            Capitalization (deduction) of transaction costs
          for                                                        (221,629 )        200,741            20,888
               tax reporting purposes

            Accrued rental income                                     (75,201 )       (134,541 )        (127,336 )

          Rents paid in advance                                       (22,702 )         10,411            23,236

          Allowance for doubtful accounts                             127,810            5,826             5,820

          Minority interests in timing differences of
               consolidated joint ventures                             11,888            8,663           (44,316 )
                                                                --------------   --------------   ---------------

          Net income for federal income tax purposes              $ 2,980,383      $ 3,697,538       $ 3,313,064
                                                                ==============   ==============   ===============

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


8.       Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL Fund Advisors, Inc. (the "Advisor") was a majority owned subsidiary of CNL Financial Group, Inc. until it merged with CNL American Properties Fund, Inc. ("APF"), effective September 1, 1999. The individual general partners are stockholders and directors of APF.

         The Advisor provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the partnership. In connection therewith, the Partnership agreed to pay certain Advisor management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Affiliate. The Partnership incurred management fees of $39,227, $39,836, and $39,393, for the years ended December 31, 2000, 1999, and 1998, respectively.

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

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


8.       Related Party Transactions - Continued:

         During the years ended December 31, 2000, 1999, and 1998, the Advisor and it affiliates provided accounting and administrative services to the Partnership on a day-to-day basis including services relating to the proposed and terminated merger. The Partnership incurred $101,316, $130,332, and $101,423 for the years ended December 31, 2000, 1999, and 1998, respectively, for such services.

         The due to related parties at December 31, 2000 and 1999, totaled $27,502 and $70,600 $25,446, respectively.

9.       Concentration of Credit Risk:

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


                                                              2000               1999                1998
                                                         ---------------    ---------------     ---------------

          Jack in the Box                                      $768,032          $ 768,032           $ 768,032
          Burger King Corporation and
              BK Acquisition, Inc.                              604,484            621,726             695,427
          Golden Corral Corporation                             580,241            570,815             564,104
          Phoenix Restaurant Group, Inc.                            N/A            530,465             536,779
          Advantica Restaurant Group,
               Inc.                                             465,892            470,022             473,726


                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


9.       Concentration of Credit Risk - Continued:

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


                                                            2000                  1999                  1998
                                                       ----------------     -----------------     -----------------

          Burger King                                       $1,128,752            $1,144,865            $1,144,250
          Jack in the Box                                      768,032               768,032               768,032
          Denny's                                              642,085               889,658               898,908
          Golden Corral Family
               Steakhouse Restaurants                          580,241               570,815               564,103


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

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


10.      Selected Quarterly Financial Data:

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2000 and 1999.


              2000 Quarter               First            Second            Third             Fourth             Year
         ------------------------    --------------    -------------     -------------    ---------------    --------------

         Revenue (1)                      $940,178         $835,218          $958,207         $1,130,453        $3,864,056
         Net income                        679,557          617,036           769,298          1,028,572         3,094,463
         Net income per
             limited partner
             unit                             0.17             0.15              0.19               0.26              0.77

              1999 Quarter               First            Second            Third             Fourth             Year
         ------------------------    --------------    -------------     -------------    ---------------    --------------

         Revenue (1)                      $961,797         $989,949          $997,059        $ 1,088,463        $4,037,268
         Net income                        729,321          747,069           773,066            892,318         3,141,774
         Net income per
             limited partner
             unit                             0.18             0.18              0.19               0.22              0.78


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

         James M. Seneff, Jr., age 54. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL American Properties Fund, Inc. ("APF"), a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999 and has served as Co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors (the "Advisor") until it merged with APF in September 1999, and in June 2000, was re-elected to those positions of the Advisor. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 53. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is Director and Vice Chairman of the Board of Directors of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with the Advisor prior to its merger with APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc. (formerly CNL Group, Inc.); Director, Vice Chairman of the Board and President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director and President of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director and President of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director and President of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 45. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of the Advisor, Mr. McWilliams served as President of APF from February 1999 until September 1999. From April 1997 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. (formerly CNL Group, Inc.) in April 1997 and served as an Executive Vice President until September 1999. In addition, Mr. McWilliams served as President of the Advisor and CNL Financial Services, Inc. from April 1997 until the acquisition of such entities by APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 42. Mr. Walker has served as President of APF since September 1999 and as Chief Operating Officer since March 1995. Mr. Walker also served as a board member of CNL Restaurant Property Services, Inc., a subsidiary of APF from December 1999 until December 2000. Previously, he served as Executive Vice President of APF from January 1996 to September 1999. Mr. Walker joined the Advisor in September 1994, as Senior Vice President responsible for
Research and Development. He served as the Chief Operating Officer of the Advisor from April 1995 until September 1999 and as Executive Vice President from January 1996 until September 1999, at which time it merged with APF. Mr. Walker also served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Corp. (formerly CNL Hospitality Advisors, Inc.) from 1997 to October 1998. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a cum laude graduate of Wake Forest University with a Bachelor of Science degree in Accountancy and is a certified public accountant.

         Steven D. Shackelford, age 37. Mr. Shackelford was promoted to Executive Vice President and Chief Financial Officer of APF in July 2000. He served as Senior Vice President and Chief Financial Officer of APF since January 1997. Mr. Shackelford also served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of the Advisor from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of March 15, 2001, the beneficial ownership interest of each person known to the Registrant to be a beneficial owner of more than five percent of the Units.


                                                       Name and Address of             Number of         Percent
                   Title of Class                       Beneficial Owner                 Units           of Class
         -----------------------------------    ----------------------------------   --------------    -------------

         Units of  Limited Partnership          Public School Retirement                210,290            5.26
              Interest                          System of the City of St. Louis
                                                1 Mercantile Center,
                                                Ste. 2607
                                                St. Louis, MO  63101


         The following table sets forth, as of March 15, 2001, the beneficial ownership interests of the General Partners in the Registrant.

                    Title of Class                           Name of Partner                 Percent of Class
                    --------------                           ---------------                 ----------------

           General Partnership Interests                James M. Seneff, Jr.                           45%
                                                        Robert A. Bourne                               45%
                                                        CNL Realty Corporation                         10%
                                                                                                   --------
                                                                                                      100%
                                                                                                   ========

         Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above.

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2000, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
          and Recipient                        Method of Computation                  Ended December 31, 2000
----------------------------------     --------------------------------------      ------------------------------

Reimbursement  to affiliates  for      Operating  expenses are reimbursed at       Accounting and administra-
operating expenses                     the  lower of cost or 90  percent  of       tive services:  $101,316
                                       the   prevailing    rate   at   which
                                       comparable services could have been
                                       obtained in the same geographic
                                       area. Affiliates of the General
                                       Partners from time to time incur
                                       certain operating expenses on behalf
                                       of the Partnership for which the
                                       Partnership       reimburses      the
                                       affiliates without interest.

Annual,    management    fee   to      One  percent  of  the  sum  of  gross       $39,227
affiliates                             revenues   from   Properties   wholly
                                       owned by the Partnership plus the
                                       Partnership's allocable share gross
                                       revenues of joint ventures in which
                                       the Partnership is  co-venturer.  The
                                       management fee, which will not
                                       exceed     competitive    fees for
                                       comparable fees for comparable
                                       services in the same geographic
                                       area,  may or may  not be  taken, in
                                       whole or in part as to any  year, in
                                       the sole discretion of affiliates.



                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2000
---------------------------------      --------------------------------------      ------------------------------

Deferred,    subordinated   real       A deferred,  subordinated real estate       $-0-
estate  disposition  fee payable       disposition  fee,  payable  upon sale
to affiliates                          of  one  or  more  Properties,  in an
                                       amount  equal  to the  lesser  of (i)
                                       one-half of a competitive real
                                       estate commission, or (ii) three
                                       percent of the sales price of such
                                       Property or Properties. Payment of
                                       such  fee   shall  be  made  only  if
                                       affiliates of the General Partners
                                       provide a substantial amount of
                                       services in connection with the sale
                                       of a Property or Properties and
                                       shall be subordinated to certain
                                       minimum returns to the Limited
                                       Partners.  However,  if the net sales
                                       are reinvested in a replacement
                                       Property,   no   such   real   estate
                                       disposition fee will be incurred
                                       until such replacement Property is
                                       sold and the net sales  proceeds  are
                                       distributed.

General   Partners'    deferred,       A deferred,  subordinated share equal       $-0-
subordinated       share      of       to   one   percent   of   Partnership
Partnership net cash flow              distributions   of  net  cash   flow,
                                       subordinated to certain minimum
                                       returns to the Limited Partners.

General   Partners'    deferred,       A deferred,  subordinated share equal       $-0-
subordinated       share      of       to  five   percent   of   Partnership
Partnership  net sales  proceeds       distributions   of  such  net   sales
from  a  sale  or  sales  not in       proceeds,   subordinated  to  certain
liquidation of the Partnership         minimum   returns   to  the   Limited
                                       Partners.



                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         And Recipient                         Method of Computation                  Ended December 31, 2000
---------------------------------      --------------------------------------      ------------------------------

General   Partners'   share   of       Distributions  of net sales  proceeds       $-0-
Partnership  net sales  proceeds       from   a    sale    or    sales    of
from  a   sale   or   sales   in       substantially      all     of     the
liquidation of the Partnership         Partnership's    assets    will    be
                                       distributed in the following order
                                       or priority: (i) first, to pay all
                                       debts   and    liabilities   of   the
                                       Partnership    and    to    establish
                                       reserves; (ii) second, to Partners
                                       with positive capital account
                                       balances, determined after the
                                       allocation  of net income,  net loss,
                                       gain and loss, in proportion to such
                                       balances, up to amounts sufficient
                                       to reduce such balances to zero; and
                                       (iii) thereafter, 95% to the Limited
                                       Partners and 5% to the General Partners.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.   Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2000 and 1999

                  Statements of Income for the years ended December 31, 2000, 1999, and 1998

                  Statements of Partners' Capital for the years ended December 31, 2000, 1999, and 1998

                  Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998

                  Notes to Financial Statements

         2.   Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for December 31, 2000, 1999, and 1998

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2000

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                  Depreciation at December 31, 2000

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

         (b) The Registrant filed no reports on Form 8-K during the period October 1, 2000 through December 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2001.

                                 CNL INCOME FUND XI, LTD.

                                 By:      CNL REALTY CORPORATION
                                          General Partner

                                          /s/ Robert A. Bourne
                                          -----------------------------------
                                          ROBERT A. BOURNE, President


                                 By:      ROBERT A. BOURNE
                                          General Partner

                                          /s/ Robert A. Bourne
                                          -----------------------------------
                                          ROBERT A. BOURNE


                                 By:      JAMES M. SENEFF, JR.
                                          General Partner

                                          /s/ James M. Seneff, Jr.
                                          -----------------------------------
                                          JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               Signature                                  Title                                  Date



/s/ Robert A. Bourne                     President,   Treasurer   and   Director            March 28, 2001
------------------------------------
Robert A. Bourne                         (Principal   Financial  and  Accounting
                                         Officer)

/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director            March 28, 2001
------------------------------------
James M. Seneff, Jr.                     (Principal Executive Officer)


                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2000, 1999, and 1998

                                                        Additions                           Deductions
                                               -----------------------------       ------------------------------
                                                                                                      Collected
                                                                                                      or Deter-
                                 Balance at       Charged to     Charged to           Deemed           mined to       Balance
                                Beginning of      Costs and         Other           Uncollec-          be Col-        at End
  Year        Description           Year           Expenses       Accounts            tible            lectible       of Year
----------  -----------------  ----------------  -------------  --------------     -------------     -------------  ------------

  1998      Allowance for
              doubtful
              accounts (a)            $     --         $   --       $   5,820 (b)        $   --            $   --      $  5,820
                               ================  =============  ==============     =============     =============  ============

  1999      Allowance for
              doubtful
              accounts (a)          $    5,820         $   --       $  11,646 (b)       $    62 (c)      $  5,758      $ 11,646
                               ================  =============  ==============     =============     =============  ============

  2000      Allowance for
              doubtful
              accounts (a)          $   11,646         $   --       $ 222,143 (b)        $   --         $  33,841     $ 199,948
                               ================  =============  ==============     =============     =============  ============


         (a) Deducted from receivables and accrued rental income on the balance sheet.

         (b)      Reduction of rental and other income.

         (c)      Amounts written off as uncollectible.


                                                                                      Costs Capitalized
                                                                                      Subsequent To
                                                          Initial Cost                Acquisition
                                              --------------------------  ---------------------
                               Encum-                       Buildings and  Improve-     Carrying
                               brances           Land        Improvements    ments      Costs
                              ----------      ------------  ------------  ------------  -------

Properties the Partnership
  has Invested in Under
  Operating Leases:

     Burger King Restaurants:
       Amesbury, Massachusetts    -              $359,458      $791,913             -        -
       Bloomfield, Connecticut    -               266,685       555,656             -        -
       East Detroit, Michigan     -               305,813       508,386             -        -
       Gonzales, Louisiana        -               362,073       575,454             -        -
       Denver, Colorado           -               438,756             -             -        -
       Columbus, Ohio             -               399,679       363,795             -        -
       Dayton, Ohio               -               472,964       441,860             -        -
       Lawrence, Kansas           -               321,505       411,353             -        -
       Roswell, New Mexico        -               205,379       461,219             -        -
       Danbury, Connecticut (h)   -               220,496       498,434             -        -
       Yelm, Washington           -               337,806             -             -        -

     Denny's Restaurants:
       Orlando, Florida           -               627,065             -             -        -
       Abilene, Texas             -               274,220             -             -        -
       Wadsworth, Ohio            -               187,368             -             -        -
       Avon, Colorado             -               755,815             -       569,297        -
       Ocean Springs, Mississippi -               303,267             -             -        -

     Golden Corral Family
       Steakhouse Restaurants:
           McAllen, Texas         -               649,484       947,085             -        -
           Midwest City, Oklahoma -               506,420       975,640             -        -
           Oklahoma City, Oklahoma-               650,655       975,170             -        -

     Hardee's Restaurants:
       Dothan, Alabama            -               275,791             -             -        -
       Huntersville, North Carolin-               308,894             -             -        -
       North Augusta, South Caroli-a              201,056             -             -        -

     Jack in the Box Restaurants:
       Houston, Texas             -               475,618       447,374             -        -
       Houston, Texas             -               350,115       607,530             -        -
       Houston, Texas             -               362,591       582,149             -        -
       Kingswood, Texas           -               373,894       544,539             -        -
       Rockwall, Texas            -               348,497       652,932             -        -
       Sacramento, California     -               500,623       524,823             -        -
       Show Low, Arizona          -               185,602       503,343             -        -

     KFC Restaurant:
       Deming, New Mexico         -               150,455             -             -        -

     Quincy's Restaurants:
       Lynchburg, Virginia        -               359,532             -             -        -
       Sebring, Florida           -               407,656       728,192             -        -
                                              ------------  ------------  ------------  -------

                                              $11,945,232   $12,096,847      $569,297        -
                                              ============  ============  ============  =======

Property of Joint Venture in Which the Partnership has a 76.6% Interest and has Invested in Under an Operating Lease:

     Jack in the Box Restaurant:
       Des Moines, Washington     -              $322,726      $791,658             -        -
                                              ============  ============  ============  =======

Property of Joint Venture in Which the Partnership has a 62.16% Interest and has Invested in Under an Operating Lease:

     Burger King Restaurant:
       Ashland, New Hampshire     -              $293,478      $997,104             -        -
                                              ============  ============  ============  =======

Property in Which the Partnership has a 72.58% Interest as Tenants- in-Common and has Invested in Under an Operating Lease:

     Black-eyed Pea Restaurant:
       Corpus Christi, Texas      -              $715,052      $726,005             -        -
                                              ============  ============  ============  =======

Property in Which the Partnership has a 23% Interest as Tenants- in-Common and has Invested in Under an Operating Lease:

       IHOP Restaurant
           Round Rock, Texas      -              $685,578      $706,459             -        -
                                              ============  ============  ============  =======

Property of Joint Venture in Which the Partnership has a 42.8% Interest and has Invested in Under an Operating Lease:

       Taco Bell Restaurant
           Portsmouth, Virginia   -              $254,045             -             -        -
                                              ============  ============  ============  =======

Properties the Partnership has
     Invested in Under Direct
     Financing Leases:

     Burger King Restaurants:
       Denver, Colorado           -                     -             -      $403,692        -
       Yelm, Washington           -                     -       694,610             -        -

     Denny's Restaurants:
       Orlando, Florida           -                     -             -       696,187        -
       Abilene, Texas             -                     -             -       534,519        -
       Kent, Ohio                 -               101,488       421,645             -        -
       Cullman, Alabama           -               191,016       577,043             -        -
       Ocean Springs, Mississippi -                     -       324,225             -        -
       Wadsworth, Ohio            -                     -       264,861             -        -

     Hardee's Restaurants:
       Dothan, Alabama            -                     -       407,368             -        -
       Laurens, South Carolina (g)-               170,905       537,361             -        -
       Huntersville, North Carolin-                     -       465,665             -        -
       North Augusta, South Caroli-a                    -       457,712             -        -
       Old Fort, North Carolina   -               100,413       457,747             -        -

     KFC Restaurant:
       Deming, New Mexico         -                     -             -       389,033        -

     Quincy's Restaurant:
       Lynchburg, Virginia        -                     -       648,972             -        -
                                              ------------                ------------  -------
                                                            ------------

                                                 $563,822    $5,257,209    $2,023,431        -
                                              ============  ============  ============  =======

Property of Joint Venture in Which the Partnership has a 42.8% Interest and has Invested in Under a Direct Financing Lease:

       Taco Bell Restaurant:
           Portsmouth, Virginia   -                     -      $323,725             -        -
                                              ============  ============  ============  =======



                                                                             Life on Which
                 Gross Amount at Which                                       Depreciation in
               Carried at Close of Period (c)            Date                Latest Income
-----------------------------------------
               Buildings and               Accumulated  of Con-   Date       Statement is
    Land       Improvements     Total      Depreciation structionAcquired      Computed
-------------  ------------- ------------  -----------  -------- --------    -------------






    $359,458       $791,913   $1,151,371     $224,629    1982     06/92          (b)
     266,685        555,656      822,341      157,614    1990     06/92          (b)
     305,813        508,386      814,199      144,205    1987     06/92          (b)
     362,073        575,454      937,527      163,229    1989     06/92          (b)
     438,756             (f)     438,756            -    1992     06/92          (d)
     399,679        363,795      763,474      101,065    1982     09/92          (b)
     472,964        441,860      914,824      121,622    1987     09/92          (b)
     321,505        411,353      732,858      113,225    1982     09/92          (b)
     205,379        461,219      666,598      126,951    1986     09/92          (b)
     220,496        498,434      718,930       47,240    1983     09/98          (b)
     337,806             (f)     337,806            -    1997     01/99          (d)


     627,065             (f)     627,065            -    1992     06/92          (d)
     274,220             (f)     274,220            -    1992     07/92          (d)
     187,368             (f)     187,368            -    1992     09/92          (d)
     755,815        569,297    1,325,112      150,461    1993     09/92          (b)
     303,267             (f)     303,267            -    1992     09/92          (d)



     649,484        947,085    1,596,569      269,595    1992     06/92          (b)
     506,420        975,640    1,482,060      277,723    1992     06/92          (b)
     650,655        975,170    1,625,825      280,350    1992     05/92          (b)


     275,791             (f)     275,791            -    1992     09/92          (d)
     308,894             (f)     308,894            -    1992     09/92          (d)
     201,056             (f)     201,056            -    1992     09/92          (d)


     475,618        447,374      922,992      123,304    1992     09/92          (b)
     350,115        607,530      957,645      167,445    1992     09/92          (b)
     362,591        582,149      944,740      160,450    1992     09/92          (b)
     373,894        544,539      918,433      150,084    1992     09/92          (b)
     348,497        652,932    1,001,429      179,958    1992     09/92          (b)
     500,623        524,823    1,025,446      144,650    1992     09/92          (b)
     185,602        503,343      688,945      138,730    1992     09/92          (b)


     150,455             (f)     150,455            -    1993     09/92          (d)


     359,532             (f)     359,532            -    1992     09/92          (d)
     407,656        728,192    1,135,848      200,435    1992     09/92          (b)
-------------  ------------- ------------  -----------

 $11,945,232    $12,666,144  $24,611,376   $3,442,965
=============  ============= ============  ===========







    $322,726       $791,658   $1,114,384     $216,673    1992     10/92          (b)
=============  ============= ============  ===========







    $293,478       $997,104   $1,290,582     $274,270    1987     10/92          (b)
=============  ============= ============  ===========







    $715,052       $726,005   $1,441,057      $95,051    1992     01/97          (b)
=============  ============= ============  ===========







    $685,578       $706,459   $1,392,037      $27,793    1998     10/99          (b)
=============  ============= ============  ===========







    $254,045             (f)    $254,045           (d)   1997     02/99          (d)
=============                ============






           -             (f)          (f)          (d)   1992     06/92          (d)
           -             (f)          (f)          (d)   1997     01/99          (d)


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


           -             (f)          (f)          (d)   1992     09/92          (d)
          (f)            (f)          (f)          (e)   1992     09/92          (e)
           -             (f)          (f)          (d)   1992     09/92          (d)
           -             (f)          (f)          (d)   1992     09/92          (d)
          (f)            (f)          (f)          (e)   1992     09/92          (e)


           -             (f)          (f)          (d)   1993     09/92          (d)


           -             (f)          (f)          (d)   1992     09/92          (d)
-------------

           -
=============







          (f)            (f)          (f)          (d)   1997     02/99          (d)




                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2000


(a) Transactions in real estate and accumulated depreciation during 2000, 1999 and 1998, are summarized as follows:

                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -------------------
            Properties the Partnership has Invested
              in Under Operating Leases:

                 Balance, December 31, 1997                                 $ 26,016,146        $  2,455,129
                 Dispositions                                                 (2,461,506 )          (309,280 )
                 Acquisitions                                                    718,930                  --
                 Depreciation expense                                                 --             443,936
                                                                         ----------------   -------------------

                 Balance, December 31, 1998                                   24,273,570           2,589,785
                 Acquisitions                                                    337,806                  --
                 Depreciation expense                                                 --             426,584
                                                                         ----------------   -------------------

                 Balance, December 31, 1999                                   24,611,376           3,016,369
                 Depreciation expense                                                 --             426,596
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                 $ 24,611,376        $  3,442,965
                                                                         ================   =================

            Property of Joint Venture in Which the Partnership has
              a 76.6% Interest and has Invested in Under an Operating Lease:

                 Balance, December 1997                                     $  1,114,384         $   137,506
                 Depreciation expense                                                 --              26,389
                                                                         ----------------   -----------------

                 Balance, December 31, 1998                                    1,114,384             163,895
                 Depreciation expense                                                 --              26,389
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                    1,114,384             190,284
                 Depreciation expense                                                 --              26,389
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                 $  1,114,384         $   216,673
                                                                         ================   =================

                                             CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED

                            DEPRECIATION - CONTINUED

                                December 31, 2000

                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -------------------
            Property of Joint Venture in Which the Partnership has
              62.16% Interest and has Invested in Under
              Operating Leases:

                 Balance, December 31, 1997                                 $  1,290,582         $   174,562
                 Depreciation expense                                                 --              33,236
                                                                         ----------------   -----------------

                 Balance, December 31, 1998                                    1,290,582             207,798
                 Depreciation expense                                                 --              33,236
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                    1,290,582             241,034
                 Depreciation expense                                                 --              33,236
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                 $  1,290,582         $   274,270
                                                                         ================   =================

            Property  in  Which  the Partnership has a  72.58%
                Interest  as Tenants-in-Common and has Invested
                in Under an Operating Lease:

                 Balance, December 31, 1997                                 $  1,441,057         $    22,448
                 Depreciation expense                                                 --              24,201
                                                                         ----------------   -----------------

                 Balance, December 31, 1998                                    1,441,057              46,649
                 Depreciation expense                                                 --              24,201
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                    1,441,057              70,850
                 Depreciation expense                                                 --              24,201
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                 $  1,441,057         $    95,051
                                                                         ================   =================

            Property in Which the Partnership has a 23% Interest
                as Tenants-in-Common and has Invested in Under an Operating Lease:

                 Balance, December 31, 1998                                     $     --            $     --
                 Acquisitions                                                  1,392,037                  --
                 Depreciation expense                                                 --               4,247
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                    1,392,037               4,247
                 Depreciation expense                                                 --              23,546
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                 $  1,392,037         $    27,793
                                                                         ================   =================

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED

                            DEPRECIATION - CONTINUED

                                December 31, 2000

                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -----------------

            Property of Joint Venture in Which the Partnership has
              a 42.8% Interest and has Invested in Under an Operating Lease:

                 Balance, December 31, 1998                                     $     --            $     --
                 Acquisitions                                                    254,045                  --
                 Depreciation expense (d)                                             --                  --
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                      254,045                  --
                 Depreciation expense (d)                                             --                  --
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                  $   254,045            $     --
                                                                         ================   =================


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 2000, the aggregate cost of the Properties owned by the Partnership and its consolidated joint ventures, and the unconsolidated joint ventures for federal income tax purposes was $32,534,882 and $8,814,831, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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