Form 10-Q
period 2001-03-31
CNL INCOME FUND XI LTD
filed 2001-05-14
CIK 879980

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2001
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _________________________ to ____________________


                             Commission file number
                                     0-21560
                     ---------------------------------------


                            CNL Income Fund XI, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                   59-3078854
---------------------------------------------- ---------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


450 South Orange Avenue
Orlando, Florida                                                    32801
---------------------------------------------- ---------------------------------
      (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                          (407) 540-2000
                                               ---------------------------------


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





                                                                        Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                           1

                      Condensed Statements of Income                     2

                      Condensed Statements of Partners' Capital          3

                      Condensed Statements of Cash Flows                 4

                      Notes to Condensed Financial Statements            5

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                6-8

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                        8

Part II.

     Other Information                                                   9-10

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                                March 31,               December 31,
                                                                                   2001                     2000
                                                                            -------------------      -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation of $3,549,611 and
       $3,442,965, respectively                                                   $ 21,061,765             $ 21,168,411
   Net investment in direct financing leases                                         7,214,263                7,247,865
   Investment in joint ventures                                                      3,035,833                3,072,991
   Cash and cash equivalents                                                         1,232,579                1,006,620
   Certificates of deposit                                                             312,907                  512,521
   Receivables, less allowance for doubtful accounts
       of $220,787 and $139,456, respectively                                           95,278                  228,988
   Due from related parties                                                              3,826                       --
   Prepaid expenses                                                                     10,393                   13,149
   Accrued rental income, less allowance for doubtful
       accounts of $63,165 and $60,490, respectively                                 1,842,102                1,854,804
   Other assets                                                                        122,024                  122,024
                                                                            -------------------      -------------------

                                                                                  $ 34,930,970             $ 35,227,373
                                                                            ===================      ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                                 $   54,841               $   37,812
   Escrowed real estate taxes payable                                                   10,418                    8,667
   Distributions payable                                                               875,006                  875,006
   Due to related parties                                                               82,597                   22,502
   Rents paid in advance and security deposits                                          95,693                   79,778
                                                                            -------------------      -------------------
       Total liabilities                                                             1,118,555                1,023,765

   Commitment (Note 3)

   Minority interests                                                                  511,365                  509,807

   Partners' capital                                                                33,301,050               33,693,801
                                                                            -------------------      -------------------

                                                                                  $ 34,930,970             $ 35,227,373
                                                                            ===================      ===================

See accompanying notes to condensed financial statements.




                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                    Quarter Ended
                                                                                      March 31,
                                                                                2001              2000
                                                                           ---------------    --------------
Revenues:
    Rental income from operating leases                                         $ 603,888         $ 689,727
    Adjustments to accrued rental income                                          (46,624 )         (60,490 )
    Earned income from direct financing leases                                    210,312           209,954
    Contingent rental income                                                       17,550            19,427
    Interest and other income                                                      28,317            38,924
                                                                           ---------------    --------------
                                                                                  813,443           897,542
                                                                           ---------------    --------------

Expenses:
    General operating and administrative                                          126,579            45,288
    Professional services                                                          27,153            14,283
    Management fees to related party                                                8,513             9,111
    Real estate taxes                                                              26,945                --
    State and other taxes                                                          24,556            44,793
    Depreciation                                                                  106,646           106,646
    Transaction costs                                                                  --            40,500
                                                                           ---------------    --------------
                                                                                  320,392           260,621
                                                                           ---------------    --------------
Income Before Minority Interests in Income of Consolidated
    Joint Ventures and Equity in Earnings of Unconsolidated
    Joint Ventures                                                                493,051           636,921

Minority Interests in Income of Consolidated
    Joint Ventures                                                                (16,752 )         (17,292 )

Equity in Earnings of Unconsolidated Joint Ventures                                 5,956            59,928
                                                                           ---------------    --------------

Net Income                                                                      $ 482,255         $ 679,557
                                                                           ===============    ==============

Allocation of Net Income:
    General partners                                                               $   --            $   --
    Limited partners                                                              482,255           679,557
                                                                           ---------------    --------------

                                                                                $ 482,255         $ 679,557
                                                                           ===============    ==============

Net Income Per Limited Partner Unit                                              $   0.12          $   0.17
                                                                           ===============    ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                                           4,000,000         4,000,000
                                                                           ===============    ==============

See accompanying notes to condensed financial statements.


                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                             Quarter Ended           Year Ended
                                                                               March 31,            December 31,
                                                                                  2001                  2000
                                                                           -------------------    ------------------

General partners:
    Beginning balance                                                             $   242,465            $  242,465
    Net income                                                                             --                    --
                                                                           -------------------    ------------------
                                                                                  $   242,465               242,465
                                                                           -------------------    ------------------

Limited partners:
    Beginning balance                                                            $ 33,451,336          $ 33,856,897
    Net income                                                                        482,255             3,094,463
    Distributions ($0.22 and $0.88 per
       limited partner unit, respectively)                                           (875,006 )          (3,500,024 )
                                                                           -------------------    ------------------
                                                                                   33,058,585            33,451,336
                                                                           -------------------    ------------------

Total partners' capital                                                          $ 33,301,050          $ 33,693,801
                                                                           ===================    ==================

See accompanying notes to condensed financial statements.




                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                         Quarter Ended
                                                                                           March 31,
                                                                                    2001               2000
                                                                               ---------------    ---------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                       $ 907,519          $ 823,241
                                                                               ---------------    ---------------

    Cash Flows from Investing Activities:
       Redemption of certificate of deposit                                           208,640                 --
                                                                               ---------------    ---------------
              Net cash provided by investing activities                               208,640                 --
                                                                               ---------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                             (875,006 )         (875,006 )
       Distributions to holders of minority interests                                 (15,194 )          (14,217 )
                                                                               ---------------    ---------------
              Net cash used in financing activities                                  (890,200 )         (889,223 )
                                                                               ---------------    ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                                  225,959            (65,982 )

Cash and Cash Equivalents at Beginning of Quarter                                   1,006,620          1,656,500
                                                                               ---------------    ---------------

Cash and Cash Equivalents at End of Quarter                                        $1,232,579         $1,590,518
                                                                               ===============    ===============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          quarter                                                                   $ 875,006          $ 875,006
                                                                               ===============    ===============


See accompanying notes to condensed financial statements.


                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2001 and 2000


1.   Basis of Presentation:
     ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XI, Ltd. (the "Partnership") for the year ended December 31, 2000.

         The Partnership accounts for its 85 percent interest in Denver Joint Venture and its 77.33% interest in CNL/Airport Joint Venture using the consolidation method. Minority interests represent the minority joint venture partners' proportionate share of the equity in the Partnership's consolidated joint ventures. All significant intercompany accounts and transactions have been eliminated.

2.   Reclassification:
     ----------------

         Certain items in the prior year's financial statements have been reclassified to conform to 2001 presentation. These reclassifications had no effect on total partners' capital or net income.

3.   Commitment:
     ----------

        In February 2001, the Partnership entered into an agreement with the tenant to sell its property in Sebring, Florida. Due to the fact that the Partnership had recognized accrued rental income since the inception of the lease relating to the straight-lining of future scheduled rent increases in accordance with generally accepted accounting principles, the Partnership reversed approximately $43,900 of such accrued rental income related to the anticipated sales of this property. As of May 3, 2001, the sale had not occurred.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

         CNL Income Fund XI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 20, 1991 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are, in general, triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance, and utilities. As of March 31, 2001, the Partnership owned 41 Properties, which included interests in five Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 2001 and 2000 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $907,519 and $823,241 for the quarters ended March 31, 2001 and 2000, respectively. The increase in cash from operations for the quarter ended March 31, 2001 was primarily a result of changes in working capital.

         Currently, rental income from the Partnership's Properties and net sales proceeds held by the Partnership are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 2001, the Partnership had $1,545,486 invested in such short-term investments (including certificates of deposit of $312,907), as compared to $1,519,141 (including certificates of deposit of $512,521) at December 31, 2000. The funds remaining at March 31, 2001, after payment of distributions and other liabilities, will be used to invest in an additional Property and to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations and for the quarter ended March 31, 2000, anticipated future cash from operations, the Partnership declared distributions to limited partners of $875,006 for each of the quarters ended March 31, 2001 and 2000. This represents distributions of $0.22 per unit for each applicable quarter. No distributions were made to the general partners for the quarters ended March 31, 2001 and 2000. No amounts distributed to the limited partners for the quarters ended March 31, 2001 and 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $1,118,555 at March 31, 2001 from $1,023,765 at December 31, 2000, primarily as a result of an increase in accounts payable and amounts due to related parties at March 31, 2001, as compared to December 31, 2000. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarters ended March 31, 2001 and 2000, the Partnership and its consolidated joint ventures, Denver Joint Venture and CNL/Airport Joint Venture, owned and leased 36 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 2001 and 2000, the Partnership, Denver Joint Venture and CNL/Airport Joint Venture earned $767,576 and $839,191, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases. The decrease in rental and earned income during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was partially due to the fact that during the quarter ended March 31, 2001, the tenant of the Property in Sebring, Florida was having financial difficulties. As a result, the Partnership reversed approximately $43,900 in accrued rental income relating to this Property. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. No such amounts were written off during the quarter ended March 31, 2000.

         Rental and earned income decreased during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, partially as a result of the Partnership increasing the allowance for doubtful accounts by approximately $21,000 for past due rental amounts relating to four Properties in accordance with the Partnership's policy. The general partners will continue to pursue collection of past due rental amounts relating to these Properties and will recognize such amounts as income if collected.

         During the quarters ended March 31, 2001 and 2000 the Partnership owned and leased three Properties indirectly through other joint venture arrangements and owned and leased two Properties with affiliates of the general partners as tenants-in-common. In connection therewith, during the quarters ended March 31, 2001 and 2000, the Partnership earned $5,956 and $59,928, respectively, attributable to net income earned by unconsolidated joint ventures. The net income earned by joint ventures decreased during the quarter ended March 31, 2001, primarily as a result of the Partnership and CNL Income Fund XVII, Ltd., as tenants-in-common of the Property in Corpus Christi, Texas in which the Partnership owns an approximate 73 percent interest, establishing an allowance for doubtful accounts of approximately $79,400 for past due rental amounts and accrued rental income relating to the Property in accordance with the Partnership's collection policy. The general partners will continue to pursue collection of past due rental amounts relating to this Property and will recognize such amounts as income if collected.

         Operating expenses, including depreciation and amortization expense, were $320,392 and $260,621 for the quarters ended March 31, 2001 and 2000, respectively. The increase in operating expenses during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was primarily attributable to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement.

         In addition, the increase in operating expenses during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was partially due to the fact the Partnership incurred expenses such as legal fees and real estate taxes relating to four Properties with tenants who experienced financial difficulties.

         The increase in operating expenses during the quarter ended March 31, 2001 was partially offset by the fact that during the quarter ended March 31, 2000, the Partnership incurred $40,500 in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000, the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the quarter ended March 31, 2001.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1.       Legal Proceedings.   Inapplicable.
              -----------------

Item 2.       Changes in Securities.  Inapplicable.
              ---------------------

Item 3.       Defaults upon Senior Securities.  Inapplicable.
              -------------------------------

Item 4.       Submission of Matters to a Vote of Security Holders.Inapplicable.
              ---------------------------------------------------

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


                      (b)     Reports on Form 8-K

                      No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED this 11th day of May, 2001.


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