Form 10-Q
period 2001-06-30
CNL INCOME FUND XI LTD
filed 2001-08-14
CIK 879980

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2001
   --------------------------------------------------------------------------

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


                            CNL Income Fund XI, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                                          59-3078854
-------------------------------------           -----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


450 South Orange Avenue
Orlando, Florida                                              32801
-------------------------------------           -----------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                   (407) 540-2000
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





                                                                       Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                          1

                      Condensed Statements of Income                    2

                      Condensed Statements of Partners' Capital         3

                      Condensed Statements of Cash Flows                4

                      Notes to Condensed Financial Statements           5-6

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations               7-11

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                       11

Part II.

     Other Information                                                  12-13

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                               June 30,               December 31,
                                                                                 2001                     2000
                                                                          -------------------      -------------------
                             ASSETS

Land and buildings on operating leases, less
    accumulated depreciation of $3,656,257 and
    $3,442,965, respectively                                                    $ 20,955,119             $ 21,168,411
Net investment in direct financing leases                                          7,179,568                7,247,865
Investment in joint ventures                                                       2,953,229                3,072,991
Cash and cash equivalents                                                          1,031,525                1,006,620
Certificates of deposit                                                              325,127                  512,521
Receivables, less allowance for doubtful accounts
    of $369,925 and $139,456, respectively                                            47,948                  228,988
Prepaid expenses                                                                      15,359                   13,149
Accrued rental income, less allowance for doubtful
    accounts of $60,490 in 2000                                                    1,813,819                1,854,804
Other assets                                                                         122,024                  122,024
                                                                          -------------------      -------------------

                                                                                $ 34,443,718             $ 35,227,373
                                                                          ===================      ===================

               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                                  $    9,250               $   37,812
Escrowed real estate taxes payable                                                    10,543                    8,667
Distributions payable                                                                875,006                  875,006
Due to related parties                                                                86,091                   22,502
Rents paid in advance and deposits                                                    76,165                   79,778
                                                                          -------------------      -------------------
    Total liabilities                                                              1,057,055                1,023,765

Commitment (Note 3)

Minority interests                                                                   512,088                  509,807

Partners' capital                                                                 32,874,575               33,693,801
                                                                          -------------------      -------------------

                                                                                $ 34,443,718             $ 35,227,373
                                                                          ===================      ===================



           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                   Quarter Ended                   Six Months Ended
                                                                      June 30,                         June 30,
                                                               2001              2000            2001             2000
                                                           -------------     -------------  ---------------   -------------
Revenues:
    Rental income from operating leases                       $ 597,451         $ 628,851      $ 1,198,664     $ 1,258,088
    Adjustments to accrued rental income                        (61,588 )        (163,178 )       (105,537 )      (163,178 )
    Earned income from direct financing leases                  221,304           264,567          431,616         474,521
    Contingent rental income                                     44,206            35,561           61,756          54,988
    Interest and other income                                    12,412            12,956           40,729          51,880
                                                           -------------     -------------  ---------------   -------------
                                                                813,785           778,757        1,627,228       1,676,299
                                                           -------------     -------------  ---------------   -------------

Expenses:
    General operating and administrative                         82,537            54,904          209,116         100,192
    Bad debt expense                                             70,896                --           70,896              --
    Professional services                                         9,928             6,136           37,081          20,419
    Management fees to related party                              8,026             9,919           16,539          19,030
    Real estate taxes                                            15,361             7,141           42,306           7,141
    State and other taxes                                         5,313             4,985           29,869          49,778
    Depreciation                                                106,646           106,646          213,292         213,292
    Transaction costs                                                --            28,451               --          68,951
                                                           -------------     -------------  ---------------   -------------
                                                                298,707           218,182          619,099         478,803
                                                           -------------     -------------  ---------------   -------------
Income Before Minority Interests in Income of
    Consolidated Joint Ventures and Equity in Earnings
    (Losses) of Unconsolidated Joint Ventures
                                                                515,078           560,575        1,008,129       1,197,496

Minority Interests in Income of Consolidated
    Joint Ventures                                              (16,376 )         (16,596 )        (33,128 )       (33,888 )

Equity in Earnings (Losses) of Unconsolidated Joint
    Ventures                                                    (50,171 )          73,057          (44,215 )       132,985
                                                           -------------     -------------  ---------------   -------------

Net Income                                                    $ 448,531         $ 617,036       $  930,786     $ 1,296,593
                                                           =============     =============  ===============   =============

Allocation of Net Income:
    General partners                                             $   --            $   --          $    --         $    --
    Limited partners                                            448,531           617,036          930,786       1,296,593
                                                           -------------     -------------  ---------------   -------------

                                                              $ 448,531         $ 617,036       $  930,786     $ 1,296,593
                                                           =============     =============  ===============   =============

Net Income Per Limited Partner Unit                            $   0.11          $   0.15        $    0.23       $    0.32
                                                           =============     =============  ===============   =============

Weighted Average Number of Limited Partner
    Units Outstanding                                         4,000,000         4,000,000        4,000,000       4,000,000
                                                           =============     =============  ===============   =============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                          Six Months Ended            Year Ended
                                                                              June 30,               December 31,
                                                                                2001                     2000
                                                                       -----------------------    -------------------

General partners:
    Beginning balance                                                           $     242,465            $   242,465
    Net income                                                                             --                     --
                                                                       -----------------------    -------------------
                                                                                      242,465                242,465
                                                                       -----------------------    -------------------

Limited partners:
    Beginning balance                                                              33,451,336             33,856,897
    Net income                                                                        930,786              3,094,463
    Distributions ($0.44 and $0.88 per
       limited partner unit, respectively)                                         (1,750,012 )           (3,500,024 )
                                                                       -----------------------    -------------------
                                                                                   32,632,110             33,451,336
                                                                       -----------------------    -------------------

Total partners' capital                                                        $   32,874,575           $ 33,693,801
                                                                       =======================    ===================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                    2001               2000
                                                                               ---------------    ----------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                      $1,597,124          $1,736,537
                                                                               ---------------    ----------------

    Cash Flows from Investing Activities:
       Redemption of certificates of deposit                                          208,640                  --
                                                                               ---------------    ----------------
              Net cash provided by investing activities                               208,640                  --
                                                                               ---------------    ----------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                           (1,750,012 )        (1,750,012 )
       Distributions to holders of minority interests                                 (30,847 )           (34,229 )
                                                                               ---------------    ----------------
              Net cash used in financing activities                                (1,780,859 )        (1,784,241 )
                                                                               ---------------    ----------------

Net Increase (Decrease) in Cash and Cash Equivalents                                   24,905             (47,704 )

Cash and Cash Equivalents at Beginning of Period                                    1,006,620           1,656,500
                                                                               ---------------    ----------------

Cash and Cash Equivalents at End of Period                                         $1,031,525          $1,608,796
                                                                               ===============    ================

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

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


1.   Basis of Presentation:

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.   Commitment:

     In February 2001, the Partnership entered into an agreement with the tenant to sell its property in Sebring, Florida. Due to the fact that the Partnership had recognized accrued rental income since the inception of the lease relating to the straight-lining of future scheduled rent increases in accordance with generally accepted accounting principles, the Partnership reversed approximately $43,900 of such accrued rental income related to the anticipated sale of this property. As of July 31, 2001, the sale had not occurred.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


3.   Commitment - Continued:

     The Partnership and CNL Income Fund VI, Ltd., as tenants-in-common, entered into an agreement with an unrelated third party to sell the IHOP property in Round Rock, Texas, in which the Partnership owns a 33 percent interest as tenants-in-common, with CNL Income Fund VI, Ltd., an affiliate of the general partners and a Florida limited partnership. As of July 31, 2001, the sale had not occurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 20, 1991 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are, in general, triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance, and utilities. As of June 30, 2001, the Partnership owned 41 Properties, which included interests in five Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 2001 and 2000 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,597,124 and $1,736,537 for the six months ended June 30, 2001 and 2000, respectively. The decrease in cash from operations for the six months ended June 30, 2001 was primarily a result of changes in working capital and changes in income and expenses, as described below in "Results of Operations."

         Currently, rental income from the Partnership's Properties and net sales proceeds held by the Partnership are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 2001, the Partnership had $1,031,525 invested in such short-term investments, as compared to $1,006,620 at December 31, 2000. The funds remaining at June 30, 2001, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $1,750,012 for each of the six months ended June 30, 2001 and 2000, ($875,006 for each of the quarters ended June 30, 2001 and 2000). This represents distributions of $0.44 per unit for each of the six months ended June 30, 2001 and 2000, ($0.22 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2001 and 2000. No amounts distributed to the limited partners for the six months ended June 30, 2001 and 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $1,057,055 at June 30, 2001 from $1,023,765 at December 31, 2000, primarily as a result of an increase in amounts due to related parties at June 30, 2001, as compared to December 31, 2000. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         In February 2001, the Partnership entered into an agreement with the tenant to sell its Property in Sebring, Florida. Due to the fact that the Partnership had recognized accrued rental income since the inception of the lease relating to the straight-lining of future scheduled rent increases in accordance with generally accepted accounting principles, the Partnership reversed approximately $43,900 of such accrued rental income related to the anticipated sale of this Property. As of July 31, 2001, the sale had not occurred.

         The Partnership and CNL Income Fund VI, Ltd., as tenants-in-common, entered into an agreement with an unrelated third party to sell the IHOP property in Round Rock, Texas, in which the Partnership owns a 33 percent interest as tenants-in-common, with CNL Income Fund VI, Ltd., an affiliate of the general partners and a Florida limited partnership. As of July 31, 2001, the sale had not occurred.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the six months ended June 30, 2001 and 2000, the Partnership and its consolidated joint ventures, Denver Joint Venture and CNL/Airport Joint Venture, owned and leased 36 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 2001 and 2000, the Partnership, Denver Joint Venture and CNL/Airport Joint Venture earned $1,524,743 and $1,569,431, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases, $757,167 and $730,240 of which was earned during the quarters ended June 30, 2001 and 2000, respectively. In addition, during the six months ended June 30, 2001 and 2000, the Partnership earned $61,756 and $54,988, respectively, in contingent rental income, $44,206 and $35,561 of which was earned during the quarters ended June 30, 2001 and 2000, respectively.

         The increase in rental and earned income during the quarter ended June 30, 2001, as compared to the quarter ended June 30, 2000, was partially offset by, and the decrease in rental and earned income during the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, was partially attributable to, the fact that the Partnership increased the allowance for doubtful accounts by approximately $58,400 and $123,000 during the quarter and six months ended June 30, 2001, respectively, for past due rental amounts relating to the Properties in Avon, Colorado and Abilene, Texas, based on financial difficulties the tenant is experiencing. The general partners will continue to pursue collection of past due rental amounts relating to these Properties and will recognize such amounts as income if collected. In addition, the Partnership reversed approximately $61,600 in accrued rental income during the quarter and six months ended June 30, 2001, respectively relating to these two Properties. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. In addition, the increase in rental and earned income during the quarter ended June 30, 2001, as compared to the quarter ended June 30, 2000, was attributable to, and the decrease in rental and earned income during the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, was partially offset by, the fact that during the quarter and six months ended June 30, 2000, the Partnership reversed accrued rental income of approximately $26,100 relating to the Property in Abilene, Texas, to adjust the carrying value of the Property to the estimated net realizable value of the Property.

         The increase in rental and earned income during the quarter ended June 30, 2001 was partially attributable to, and the decrease in rental and earned income during the six months ended June 30, 2001, was partially offset by, the fact that during the quarter and six months ended June 30, 2000, the tenant of the Property in Sebring, Florida defaulted under the terms of its lease, discontinued the operations of the restaurant and vacated the Property. As a result, the Partnership established an allowance for doubtful accounts of approximately $21,700 for past due rental amounts during the quarter and six months ended June 30, 2000. No such allowance was recorded for the quarter and six months ended June 30, 2001. In addition, the decrease in rental and earned income during the six months ended June 30, 2001, was partially attributable to the fact that during the six months ended June 30, 2001, the Partnership reversed accrued rental income of approximately $43,900 relating to the Property in Sebring, Florida, to adjust the carrying value of the Property to the estimated net realizable value of the Property based on an anticipated sales price. As of July 31, 2001, the sale had not occurred.

         The increase in rental and earned income during the quarter ended June 30, 2001 was partially offset by, and the decrease in rental and earned income during the six months ended June 30, 2001,was partially attributable to, the fact that during the quarter and six months ended June 30, 2000, the Partnership collected and recognized as income past due rental amounts for which it had previously established an allowance for doubtful accounts relating to the Properties in Wadsworth, Ohio and Kent, Ohio. No such amounts were collected and recorded as income during the quarter and six months ended June 30, 2001

         During the six months ended June 30, 2001 and 2000 the Partnership owned and leased three Properties indirectly through other joint venture arrangements and owned and leased two Properties with affiliates of the general partners as tenants-in-common. In connection therewith, during the six months ended June 30, 2001 and 2000, the Partnership recorded a loss of $44,215 and income of $132,985, respectively, a loss of $50,171 and income of $73,057 of which were recorded during the quarters ended June 30, 2001 and 2000, respectively, attributable to net income and losses earned by unconsolidated joint ventures. Net income earned by joint ventures decreased during the quarter and six months ended June 30, 2001, primarily as a result of the Partnership and an affiliate of the general partners, as tenants-in-common, of the Property in Corpus Christi, Texas, in which the Partnership owns an approximate 73 percent interest, increasing their allowance for doubtful accounts by approximately $82,700 and $135,200 during the quarter and six months ended June 30, 2001, respectively, for past due rental amounts relating to the Property due to financial difficulties of the tenant. In addition, the Partnership and an affiliate, as tenants-in-common of this Property, reversed accrued rental income of approximately $28,900 and $55,700 during the quarter and six months ended June 30, 2001, respectively. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The Partnership and an affiliate, as tenants-in-common, will continue to pursue collection of past due rental amounts relating to this Property and will recognize such amounts as income if collected. In addition, the Partnership and an affiliate, as tenants-in-common, incurred approximately $45,300 in real estate taxes during the quarter and six months ended June 30, 2001 relating to the Property in Corpus Christi, Texas. The tenant is still responsible for payment of these real estate taxes under the terms of the lease. The Partnership and an affiliate, as tenants-in-common, will pursue collection of these amounts and will record them as income, if collected.

         Operating expenses, including depreciation expense were $619,099 and $478,803 for the six months ended June 30, 2001 and 2000, respectively, $298,707 and $218,182 of which was incurred during the quarters ended June 30, 2001 and 2000, respectively. The increase in operating expenses during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, was primarily attributable to the Partnership recording bad debt expense of approximately $70,900 for past due rental amounts relating to the Properties in Avon, Colorado and Abilene, Texas, due to the fact that the tenant is experiencing financial difficulties. The general partners will continue to pursue collection of past due rental amounts relating to these Properties and will recognize such amounts as income if collected. In addition, the increase in operating expenses during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, was partially due to the fact that the Partnership incurred legal fees relating to the two Properties with the tenant who experienced financial difficulties. In addition, the Partnership incurred approximately $15,400 and $42,300 in real estate taxes during the quarter and six months ended June 30, 2001, respectively, relating to these two Properties. The tenant is still responsible for payment of real estate taxes under the terms of its leases. The Partnership will pursue collection of these real estate taxes and will recognize such amounts as income if collected. The Partnership will continue to incur certain expenses, as described above.

         Operating expenses also increased during the quarter and six months ended June 30, 2001 due to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement.

         The increase in operating expenses during the quarter and six months ended June 30, 2001 was partially offset by the fact that during the quarter and six months ended June 30, 2000, the Partnership incurred $28,451 and $68,951, respectively, in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000, the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the quarter and six months ended June 30, 2001.


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

                10.4 Assignment of Management  Agreement from CNL Fund Advisors,
                     Inc. to CNL APF Partners, LP. (Filed herewith).

           (b)  Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 13th day of August, 2001.


                                       CNL INCOME FUND XI, LTD.

                                       By: CNL REALTY CORPORATION
                                           General Partner


                                            By:/s/ James M. Seneff, Jr.
                                               --------------------------
                                                JAMES M. SENEFF, JR.
                                                Chief Executive Officer
                                                (Principal Executive Officer)


                                            By:/s/ Robert A. Bourne
                                                -------------------------
                                                ROBERT A. BOURNE
                                                President and Treasurer
                                                (Principal Financial and
                                                Accounting Officer)