Form 10-Q
period 2001-09-30
CNL INCOME FUND XI LTD
filed 2001-11-13
CIK 879980

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2001
   --------------------------------------------------------------------------

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




                                                                                             Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                                                1

                      Condensed Statements of Operations                                      2

                      Condensed Statements of Partners' Capital                               3

                      Condensed Statements of Cash Flows                                      4

                      Notes to Condensed Financial Statements                               5-6

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                  7-11

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                                            11

Part II.

     Other Information                                                                    12-13





                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                            September 30,             December 31,
                                                                                 2001                     2000
                                                                          -------------------      -------------------
                             ASSETS

Land and buildings on operating leases, net                                     $ 20,590,555             $ 21,168,411
Net investment in direct financing leases                                          6,975,975                7,247,865
Investment in joint ventures                                                       2,744,080                3,072,991
Cash and cash equivalents                                                            818,278                1,006,620
Certificates of deposit                                                              454,708                  512,521
Receivables, less allowance for doubtful accounts
    of $466,255 and $139,456, respectively                                            23,799                  228,988
Due from related parties                                                               9,698                       --
Prepaid expenses                                                                      10,317                   13,149
Accrued rental income, less allowance for doubtful
    accounts of $60,490 in 2000                                                    1,743,178                1,854,804
Other assets                                                                         122,024                  122,024
                                                                          -------------------      -------------------

                                                                                $ 33,492,612             $ 35,227,373
                                                                          ===================      ===================

               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                                  $    4,088               $   37,812
Escrowed real estate taxes payable                                                    51,726                    8,667
Distributions payable                                                                875,006                  875,006
Due to related parties                                                                40,538                   22,502
Rents paid in advance and deposits                                                    72,687                   79,778
                                                                          -------------------      -------------------
    Total liabilities                                                              1,044,045                1,023,765

Commitment (Note 3)

Minority interests                                                                   512,128                  509,807

Partners' capital                                                                 31,936,439               33,693,801
                                                                          -------------------      -------------------

                                                                                $ 33,492,612             $ 35,227,373
                                                                          ===================      ===================

See accompanying notes to condensed financial statements.



                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                   Quarter Ended                  Nine Months Ended
                                                                   September 30,                    September 30,
                                                               2001              2000            2001             2000
                                                           -------------     -------------  ---------------   -------------
Revenues:
    Rental income from operating leases                       $ 597,681         $ 637,483      $ 1,796,345     $ 1,895,571
    Adjustments to accrued rental income                        (96,768 )              --         (202,305 )      (163,178 )
    Earned income from direct financing leases                  214,294           219,828          645,910         694,349
    Contingent rental income                                     35,230            42,435           96,986          97,423
    Interest and other income                                     7,787            24,463           48,516          76,343
                                                           -------------     -------------  ---------------   -------------
                                                                758,224           924,209        2,385,452       2,600,508
                                                           -------------     -------------  ---------------   -------------

Expenses:
    General operating and administrative                         39,978            52,661          249,094         152,853
    Bad debt expense                                              3,301                --           74,197              --
    Professional services                                         3,536            15,699           40,617          36,118
    Management fees to related party                              8,911             9,472           25,450          28,502
    Real estate taxes                                            58,980             3,612          101,286          10,753
    State and other taxes                                            --               819           29,869          50,597
    Depreciation                                                106,646           106,646          319,938         319,938
    Transaction costs                                                --                --               --          68,951
                                                           -------------     -------------  ---------------   -------------
                                                                221,352           188,909          840,451         667,712
                                                           -------------     -------------  ---------------   -------------
Income Before Minority Interests in Income of
    Consolidated Joint Venture, Equity in Earnings
    (Losses) of Unconsolidated Joint Ventures and
    Provision for Loss on Assets                                536,872           735,300        1,545,001       1,932,796

Minority Interests in Income of Consolidated
    Joint Ventures                                              (16,748 )         (16,945 )        (49,876 )       (50,833 )

Equity in Earnings (Losses) of Unconsolidated Joint
    Ventures                                                   (157,573 )          50,943         (201,788 )       183,928

Provision for Loss on Assets                                   (425,681 )              --         (425,681 )            --
                                                           -------------     -------------  ---------------   -------------
                                                           -------------     -------------  ---------------   -------------

Net Income (Loss)                                            $  (63,130 )       $ 769,298       $  867,656     $ 2,065,891
                                                           =============     =============  ===============   =============

Allocation of Net Income (Loss):
    General partners                                             $   --            $   --          $    --         $    --
    Limited partners                                            (63,130 )         769,298          867,656       2,065,891
                                                           -------------     -------------  ---------------   -------------

                                                             $ ( 63,130 )       $ 769,298       $  867,656     $ 2,065,891
                                                           =============     =============  ===============   =============

Net Income Per Limited Partner Unit                           $   (0.02 )        $   0.19        $    0.22       $    0.52
                                                           =============     =============  ===============   =============

Weighted Average Number of Limited Partner
    Units Outstanding                                         4,000,000         4,000,000        4,000,000       4,000,000
                                                           =============     =============  ===============   =============
See accompanying notes to condensed financial statements.



                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                        Nine Months Ended             Year Ended
                                                                          September 30,              December 31,
                                                                               2001                      2000
                                                                     -------------------------    -------------------

General partners:
    Beginning balance                                                            $    242,465            $   242,465
    Net income                                                                             --                     --
                                                                     -------------------------    -------------------
                                                                                      242,465                242,465
                                                                     -------------------------    -------------------

Limited partners:
    Beginning balance                                                              33,451,336             33,856,897
    Net income                                                                        867,656              3,094,463
    Distributions ($0.66 and $0.88 per
       limited partner unit, respectively)                                         (2,625,018 )           (3,500,024 )
                                                                     -------------------------    -------------------
                                                                                   31,693,974             33,451,336
                                                                     -------------------------    -------------------

Total partners' capital                                                        $   31,936,439           $ 33,693,801
                                                                     =========================    ===================

See accompanying notes to condensed financial statements.



                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                    2001               2000
                                                                               ---------------    ----------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                      $2,443,001          $2,813,167
                                                                               ---------------    ----------------

    Cash Flows from Investing Activities:
       Redemption of certificates of deposit                                           41,230                  --
                                                                               ---------------    ----------------
              Net cash provided by investing activities                                41,230                  --
                                                                               ---------------    ----------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                           (2,625,018 )        (2,625,018 )
       Distributions to holders of minority interests                                 (47,555 )           (51,668 )
                                                                               ---------------    ----------------
              Net cash used in financing activities                                (2,672,573 )        (2,676,686 )
                                                                               ---------------    ----------------

Net Increase (Decrease) in Cash and Cash Equivalents                                 (188,342 )           136,481

Cash and Cash Equivalents at Beginning of Period                                    1,006,620           1,656,500
                                                                               ---------------    ----------------

Cash and Cash Equivalents at End of Period                                          $ 818,278          $1,792,981
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



                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


1.   Basis of Presentation:
     ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.   Land and Buildings on Operating Leases:
     ---------------------------------------

         At September 30, 2001, the Partnership recorded a provision for loss on land and building in the amount of $257,918 for financial reporting purposes relating to the property in Avon, Colorado due to the fact that the tenant of this property experienced financial difficulties (see note 6). The provision represents the difference between the carrying value of the property at September 30, 2001 and the general partners' current estimate of net realizable value for this property.




                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


4.       Net Investment in Direct Financing Leases:
         -----------------------------------------

         At September 2001, the Partnership established a provision for impairment in carrying value in the amount of $167,763 for its property in Abilene, Texas due to the fact that the tenant of this property experienced financial difficulties (see note 6). The provision represented the difference between the carrying value of the net investment in the direct financing lease and the general partners' estimated net realizable value of the investment in the direct financing lease at September 30, 2001.

5.   Commitment:
     -----------

         In February 2001, the Partnership entered into an agreement with the tenant to sell its property in Sebring, Florida. Due to the fact that the Partnership had recognized accrued rental income since the inception of the lease relating to the straight-lining of future scheduled rent increases in accordance with generally accepted accounting principles, the Partnership reversed approximately $43,900 of such previously accrued rental income related to the anticipated sale of this property. As of November 9, 2001, the sale had not occurred.

6.   Subsequent Events:
     ------------------

         In October 2001, the Partnership and CNL Income Fund VI, Ltd., as tenants-in-common, sold their IHOP property in Round Rock, Texas, to an unrelated third party for $1,538,954 and received net sales proceeds of approximately $1,510,700, resulting in a gain of approximately $123,900 for financial reporting purposes. The Partnership owned a 33 percent interest in the property, as tenants-in-common, with CNL Income Fund VI, Ltd., an affiliate of the general partners and a Florida limited partnership.

         On October 31, 2001, Phoenix Restaurant Group, Inc. and its Subsidiaries (collectively referred to as "PRG"), a tenant of the Partnership, filed for Chapter 11 bankruptcy protection. In the two weeks prior to the filing, PRG closed 40 operating Black-eyed Pea units as well as 25 operating Denny's units. With these reductions, PRG now operates 44 Denny's units and 48 Black-eyed Pea Units. The Partnership anticipates that as a result of the closings and the bankruptcy filing, PRG will reject one of the Partnership's three leases with PRG, which includes one lease held with an affiliate of the general partners, as tenants-in-common.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 20, 1991 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are, in general, triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance, and utilities. As of September 30, 2001, the Partnership owned 41 Properties, including interests in five Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the nine months ended September 30, 2001 and 2000 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,443,001 and $2,813,167 for the nine months ended September 30, 2001 and 2000, respectively. The decrease in cash from operations for the nine months ended September 30, 2001 was primarily a result of changes in working capital and changes in income and expenses, as described below in "Results of Operations."

         On October 31, 2001, Phoenix Restaurant Group, Inc. and its Subsidiaries (collectively referred to as "PRG"), a tenant of the Partnership, filed for Chapter 11 bankruptcy protection. In the two weeks prior to the filing, PRG closed 40 operating Black-eyed Pea units as well as 25 operating Denny's units. With these reductions, PRG now operates 44 Denny's units and 48 Black-eyed Pea Units. The Partnership anticipates that as a result of the closings and the bankruptcy filing, PRG will reject one of the Partnership's three leases with PRG which includes one lease held with an affiliate of the general partners, as tenants-in-common, resulting in the Partnership recording provisions for losses on assets as of September 30, 2001. Since future store closings may occur, the general partners will continue to evaluate the remaining two Properties in the Partnership's portfolio, which includes a Property held with an affiliate, as tenants-in-common, that PRG is continuing to operate as of November 9, 2001. The lost revenues resulting from any rejected leases will have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease or sell the Properties, in a timely manner. The general partners will be seeking new tenants or purchasers for any Properties whose leases are rejected by PRG.

         Currently, rental income from the Partnership's Properties and net sales proceeds held by the Partnership are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 2001, the Partnership had $818,278 invested in such short-term investments, as compared to $1,006,620 at December 31, 2000. The funds remaining at September 30, 2001, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations, and for the quarter ended September 30, 2001, anticipated future cash from operations, the Partnership declared distributions to limited partners of $2,625,018 for each of the nine months ended September 30, 2001 and 2000, ($875,006 for each of the quarters ended September 30, 2001 and 2000). This represents distributions of $0.66 per unit for each of the nine months ended September 30, 2001 and 2000, ($0.22 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2001 and 2000. No amounts distributed to the limited partners for the nine months ended September 30, 2001 and 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $1,044,045 at September 30, 2001 from $1,023,765 at December 31, 2000. Total liabilities at September 30, 2001, to the extent they exceed cash and cash equivalents, will be paid from future cash from operations.

         In February 2001, the Partnership entered into an agreement with the tenant to sell its Property in Sebring, Florida. Due to the fact that the Partnership had recognized accrued rental income since the inception of the lease relating to the straight-lining of future scheduled rent increases in accordance with generally accepted accounting principles, the Partnership reversed approximately $43,900 of such accrued rental income related to the anticipated sale of this Property. As of November 9, 2001, the sale had not occurred.

         In October 2001, the Partnership and CNL Income Fund VI, Ltd., as tenants-in-common, sold their IHOP Property in Round Rock, Texas, to an unrelated third party for $1,538,954 and received net sales proceeds of approximately $1,510,700, resulting in a gain of approximately $123,900 for financial reporting purposes. The Partnership owned a 33 percent interest in the Property, as tenants-in-common, with CNL Income Fund VI, Ltd., an affiliate of the general partners and a Florida limited partnership. The Partnership intends to reinvest the net sales proceeds in an additional Property.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the nine months ended September 30, 2001 and 2000, the Partnership and its consolidated joint ventures, Denver Joint Venture and CNL/Airport Joint Venture, owned and leased 36 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 2001 and 2000, the Partnership, Denver Joint Venture and CNL/Airport Joint Venture earned $2,239,950 and $2,426,742, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases, $715,207 and $857,311 of which was earned during the quarters ended September 30, 2001 and 2000, respectively.

         The decrease in rental and earned income during the quarter and nine months ended September 30, 2001, as compared to the quarter and nine months ended September 30, 2000, was partially attributable to the fact that PRG, the tenant of Denny's two Properties, experienced financial difficulties resulting in the Partnership increasing the allowance for doubtful accounts by approximately $18,200 and $119,700 during the quarter and nine months ended September 30, 2001, respectively, for past due rental amounts relating to the Properties in Avon, Colorado and Abilene, Texas. In October 2001, PRG filed for bankruptcy, as described above in "Capital Resources" and the Partnership anticipates that PRG will reject one of its leases with the Partnership. The general partners will continue to pursue collection of past due rental amounts relating to these Properties. In addition, the Partnership reversed approximately $96,800 and $158,400 in previously accrued rental income during the quarter and nine months ended September 30, 2001, respectively, as opposed to reversing approximately $26,100 during the nine months ended September 30, 2000 relating to these two Properties. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The Partnership does not anticipate it will recognize any rental income relating to these Properties until such time as the Partnership executes new leases or until the Properties are sold and the proceeds from such sales are reinvested in additional Properties. The lost revenues resulting from these Properties could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease or sell these Properties in a timely manner. The Partnership will be seeking new tenants or purchasers for these Properties once the leases are rejected.

         In addition, the decrease in rental and earned income during the nine months ended September 30, 2001, was partially attributable to the fact that during the nine months ended September 30, 2001, the Partnership reversed previously accrued rental income of approximately $43,900 relating to the Property in Sebring, Florida, as described above in "Short-Term Liquidity."

         The decrease in rental and earned income during the quarter ended September 30, 2001 was partially attributable to the fact that during the quarter ended September 30, 2000, the Partnership collected and recognized as income past due rental amounts for which it had previously established an allowance for doubtful accounts relating to the Property in Sebring, Florida. No such amounts were collected and recorded as income during the quarter ended September 30, 2001.

         During the nine months ended September 30, 2001 and 2000 the Partnership owned and leased three Properties indirectly through other joint venture arrangements and owned and leased two Properties with affiliates of the general partners as tenants-in-common. In connection therewith, during the nine months ended September 30, 2001 and 2000, the Partnership recorded a loss of $201,788 and income of $183,928, respectively (a loss of $157,573 and income of $50,943 of which was recorded during the quarters ended September 30, 2001 and 2000, respectively), attributable to net income and losses earned by unconsolidated joint ventures. Net income earned by joint ventures decreased during the quarter and nine months ended September 30, 2001, partially as a result of the Partnership and an affiliate of the general partners, as tenants-in-common, of the Property in Corpus Christi, Texas, in which the Partnership owns an approximate 73 percent interest, increasing their allowance for doubtful accounts by approximately $12,800 and $142,900 during the quarter and nine months ended September 30, 2001, respectively, for past due rental amounts due to the fact that PRG, the tenant of the Property experienced financial difficulties. In October 2001, PRG filed for bankruptcy, as described above in "Capital Resources." In addition, the Partnership and the affiliate, as tenants-in-common of this Property, reversed previously accrued rental income of approximately $29,200 and $84,900 during the quarter and nine months ended September 30, 2001, respectively. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The Partnership and an affiliate, as tenants-in-common, will continue to pursue collection of past due rental amounts relating to this Property. In addition, the Partnership and the affiliate, as tenants-in-common, incurred approximately $51,100 in real estate taxes during the nine months ended September 30, 2001 relating to the Property in Corpus Christi, Texas. The tenant is still responsible for payment of these real estate taxes under the terms of the lease. The Partnership and an affiliate, as tenants-in-common, will pursue collection of these amounts. During the quarter and nine months ended September 30, 2001, the Partnership and the affiliate, as tenants-in-common, recorded a provision for loss on land and building in the amount of $242,390 for financial reporting purposes relating to the Property in Corpus Christi, Texas. The provision represents the difference between the carrying value of the Property at September 30, 2001 and the general partners' current estimate of net realizable value for this Property.

         Operating expenses, including depreciation expense, were $840,451 and $667,712 for the nine months ended September 30, 2001 and 2000, respectively, $221,352 and $188,909 of which were incurred during the quarters ended September 30, 2001 and 2000, respectively. The increase in operating expenses during the quarter and nine months ended September 30, 2001, as compared to the quarter and nine months ended September 30, 2000, was primarily attributable to the Partnership recording bad debt expense of approximately $3,300 and $74,200, respectively, for past due rental amounts relating to the Properties in Avon, Colorado and Abilene, Texas, leased to PRG, who filed for bankruptcy, as described above in "Capital Resources." The general partners will continue to pursue collection of past due rental amounts relating to these Properties. In addition, the Partnership incurred approximately $59,000 and $101,300 in real estate taxes during the quarter and nine months ended September 30, 2001, respectively, relating to these two Properties. The tenant, PRG, is still responsible for payment of real estate taxes under the terms of its leases. The Partnership will pursue collection of these real estate taxes. Operating expenses also increased during the nine months ended September 30, 2001 due to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement.

         The increase in operating expenses during the nine months ended September 30, 2001 was partially offset by the fact that during the nine months ended September 30, 2000, the Partnership incurred $68,951 in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000, the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the quarter and nine months ended September 30, 2001.

         During the quarter and nine months ended September 30, 2001, as a result of the PRG bankruptcy described above in "Capital Resources", the Partnership recorded provisions for losses on assets in the amount of $425,681 for financial reporting purposes relating to the Properties in Abilene, Texas and Avon, Colorado. The provisions represented the difference between the carrying value of the Properties and the general partners' estimated net realizable value of the Property at September 30, 2001.


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

         10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Included as Exhibit 10.4 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2001, and incorporated herein by reference.)

(b)  Reports on Form 8-K

                      No reports on Form 8-K were filed during the quarter ended September 30, 2001.





                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 13th day of November, 2001.


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