Form 10-K
period 2001-12-31
CNL INCOME FUND XI LTD
filed 2002-03-29
CIK 879980

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totaled $35,200,000, and were used to acquire 39 Properties, including interests in four Properties owned by joint ventures in which the Partnership is a co-venturer, and to establish a working capital reserve for Partnership purposes. During the year ended December 31, 1996, the Partnership sold its Property in Philadelphia, Pennsylvania. During January 1997, the Partnership reinvested the net sales proceeds from the sale of the Property in Philadelphia, Pennsylvania in a Black-eyed Pea Property located in Corpus Christi, Texas with an affiliate of the General Partners as tenants-in-common. During 1998, the Partnership sold its Property in Nashua, New Hampshire. In January 1999, the Partnership reinvested a portion of the net sales proceeds from the sale of the Property in Nashua, New Hampshire in a Burger King Property in Yelm, Washington. In February 1999, the Partnership invested a portion of the remaining net sales proceeds from the sale of the Property in Nashua, New Hampshire in a joint venture arrangement, Portsmouth Joint Venture, with an affiliate of the General Partners. In October 1999, the Partnership invested the remaining net sales proceeds from the sale of the Property in Nashua, New Hampshire in an IHOP Property in Round Rock, Texas with an affiliate of the General Partners as tenants-in-common. During the year ended December 31, 2001, the Partnership sold its Property in Sebring, Florida and the Property in Round Rock, Texas which was held as tenants-in-common with an affiliate of the General Partners, and reinvested the majority of these net sales proceeds in a Property in Houston, Texas. As a result of these transactions, as of December 31, 2001, the Partnership owned 40 Properties. The 40 Properties include five Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with affiliates of the General Partners as tenants-in-common. The Partnership leases the Properties generally on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership, the joint ventures in which the Partnership is a co-venturer and the property owned with an affiliate of the General Partners as tenants-in-common provide for initial terms ranging from 14 to 20 years (the average being 18 years) and expire between 2006 and 2020. The leases are generally on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $45,600 to $209,100. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

         Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 28 of the Partnership's 40 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         During 2001, the Partnership reinvested the majority of the net sales proceeds it received from the sales of the Property in Sebring, Florida, and the Property in Round Rock, Texas, which was held as tenants-in-common with an affiliate of the General Partners, in a Taco Cabana Property, located in Houston, Texas. The lease terms for these Properties are substantially the same as the Partnership's other leases, as described above.

Major Tenants

         During 2001, three lessees (or groups of affiliated lessees) of the Partnership and its consolidated joint ventures, (i) Golden Corral Corporation,
(ii) Jack in the Box Inc. and Jack in the Box Eastern, L.P. (which are affiliated entities under common control) (hereinafter referred to as "Jack in the Box Inc.") and (iii) Burger King Corporation and BK Acquisition, Inc. (which are affiliated entities under common control) (hereinafter referred to as "Burger King Corporation"), each contributed more than 10% of the Partnership's total rental and earned income (including rental and earned income from the Partnership's consolidated joint ventures, the Partnership's share of rental and earned income from three Properties owned by unconsolidated joint ventures and a Property owned with an affiliate of the General Partners as tenants-in-common). As of December 31, 2001, Golden Corral Corporation was the lessee under leases relating to three restaurants, Jack in the Box Inc. was the lessee under leases relating to eight restaurants, and Burger King Corporation was the lessee under leases relating to seven restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these three lessees (or groups of affiliated lessees) each will continue to contribute more than 10% of the Partnership's total rental and earned income in 2002. In addition, four
Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Jack in the Box, Burger King, and Denny's, each accounted for more than 10% of the Partnership's total rental and earned income during 2001 (including rental and earned income from the Partnership's consolidated joint ventures, the Partnership's share of rental and earned income from three Properties owned by unconsolidated joint ventures and one Property owned with an affiliate of the General Partners as tenants-in-common). In 2002, it is anticipated that these four Restaurant Chains each will continue to account for more than 10% of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value in excess of 20% of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         The Partnership has two separate joint venture arrangements with unaffiliated entities: Denver Joint Venture, which holds one Property, and CNL/Airport Joint Venture which holds one Property. In addition, the Partnership has the following separate joint venture arrangements with affiliated entities:
Ashland Joint Venture with CNL Income Fund IX, Ltd. and CNL Income Fund X, Ltd., which holds one Property; Des Moines Real Estate Joint Venture with CNL Income Fund VII, Ltd. and CNL Income Fund XII, Ltd., which holds one Property; and Portsmouth Joint Venture with CNL Income Fund XVIII, Ltd., which also holds one Property. All are affiliates of the General Partners and limited partnerships organized pursuant to the laws of the State of Florida.

         The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint ventures in accordance with their respective percentage interests in the joint ventures. The Partnership has an 85% interest in Denver Joint Venture, a 77.33% interest in CNL/Airport Joint Venture, a 62.16% interest in Ashland Joint Venture, a 76.6% interest in Des Moines Real Estate Joint Venture and a 42.8% interest in Portsmouth Joint Venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint ventures.

         CNL/Airport Joint Venture, Denver Joint Venture, Portsmouth Joint Venture, and Des Moines Real Estate Joint Venture each have an initial term of 20 years and Ashland Joint Venture has an initial term of 30 years and, after the expiration of the initial term, the joint ventures continue in existence from year to year unless terminated at the option of any of the co-venturers or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partners to dissolve the joint venture.

         The Partnership has management control of CNL/Airport Joint Venture and Denver Joint Venture and shares management control equally with affiliates of the General Partners for Ashland Joint Venture, Des Moines Real Estate Joint Venture and Portsmouth Joint Venture. The joint venture agreements restrict each venturer's ability to sell, transfer or assign its joint venture interest without first offering it for sale to its joint venture partners, either upon such terms and conditions as to which the venturers may agree or, in the event the venturers cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture interest.

         Net cash flow from operations of CNL/Airport Joint Venture, Denver Joint Venture, Ashland Joint Venture, Des Moines Real Estate Joint Venture and Portsmouth Joint Venture is distributed 77.33%, 85%, 62.16%, 76.6% and 42.8%, respectively, to the Partnership and the balance is distributed to each of the joint venture partners in accordance with its respective percentage interest in the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

         In addition to the above joint venture agreements, the Partnership entered into an agreement to hold a Black-eyed Pea Property as tenants-in-common, with CNL Income Fund XVII, Ltd., an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co-tenant's percentage interest. The Partnership owns a 72.58% interest in this Property. The affiliate is a limited partnership organized pursuant to the laws of the State of Florida. The tenancy in common agreement restricts each co-tenant's ability to sell, transfer, or assign its interest in the tenancy in common's Property without first offering it for sale to the remaining co-tenant.

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

Certain Management Services

         CNL APF Partners, LP, an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. Under this agreement, CNL APF Partners, LP (the "Advisor") is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay the Advisor an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services.

         During 2000, CNL Fund Advisors, Inc. assigned its rights in, and its obligations under, the management agreement with the Partnership to CNL APF Partners, LP. All of the terms and conditions of the management, including the payment of fees, as described, remain unchanged.

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of APF, the parent company of CNL APF Partners, LP, perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2001, the Partnership owned 40 Properties. Of the 40 Properties, 34 are owned by the Partnership in fee simple, five are owned through joint venture arrangements and one is owned through a tenancy in common arrangement. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 17,900 to 329,100 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership as of December 31, 2001 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation.

               State                             Number of Properties

               Alabama                                      2
               Arizona                                      1
               California                                   1
               Colorado                                     2
               Connecticut                                  2
               Florida                                      1
               Kansas                                       1
               Louisiana                                    1
               Massachusetts                                1
               Michigan                                     1
               Mississippi                                  1
               New Hampshire                                1
               New Mexico                                   2
               North Carolina                               2
               Ohio                                         4
               Oklahoma                                     2
               South Carolina                               2
               Texas                                        9
               Virginia                                     2
               Washington                                   2
                                                      --------------
               TOTAL PROPERTIES                            40
                                                      ==============

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 2,100 to 11,400 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2001, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using depreciable lives of 40 years for federal income tax purposes.

         As of December 31, 2001, the aggregate cost of the Properties owned by the Partnership (including its consolidated joint venture) and the unconsolidated joint ventures (including the Property owned through a tenancy in common arrangement) for federal income tax purposes was $32,775,826 and $4,422,794, respectively.

         The following table lists the Properties owned by the Partnership as of December 31, 2001 by Restaurant Chain.

                Restaurant Chain                         Number of Properties

                Black-eyed Pea                                     1
                Burger King                                       12
                Denny's                                            6
                Golden Corral                                      3
                Gooney Bird's Sports Grill                         1
                Hardee's                                           4
                Jack in the Box                                    8
                KFC                                                1
                Sagebrush Restaurant                               1
                Taco Bell                                          1
                Other                                              2
                                                             --------------
                TOTAL PROPERTIES                                  40
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

         At December 31, 2001, 2000, 1999, 1998, and 1997, all of the Properties were occupied. The following is a schedule of the average rent per Property for each of the years ended with December 31:

                                       2001              2000              1999             1998               1997
                                   --------------    -------------     -------------    --------------     -------------
Rental Revenues (1)                  $ 3,747,614      $ 3,914,520       $ 4,087,385       $ 4,064,778       $ 4,071,074
Properties                                    40               41                41                38                39
Average Rent per Property              $  93,690        $  95,476         $  99,692         $ 106,968         $ 104,387

(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements and the Properties owned through tenancy in common arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established a provision for doubtful accounts.

         The following is a schedule of lease expirations for leases in place as of December 31, 2001 for next the ten years and thereafter.

                                                                                  Percentage of
                Expiration           Number             Annual Rental             Gross Annual
                   Year           of Leases              Revenues                 Rental Income
             -----------------    ----------------    ---------------------    --------------------------
              2002                             --                       --                      --
              2003                             --                       --                      --
              2004                             --                       --                      --
              2005                             --                       --                      --
              2006                              7                  587,590                  15.10%
              2007                              3                  498,758                  12.82%
              2008                             --                       --                      --
              2009                             --                       --                      --
              2010                              9                  845,066                  21.71%
              2011                              2                   95,353                   2.45%
              Thereafter                       19                1,865,093                  47.92%
                                        ----------            -------------           -------------
              Total                            40              $ 3,891,860                 100.00%
                                        ==========            =============           =============

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 2001 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

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


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         (a) As of March 15, 2002 there were 3,198 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2001, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase) may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 2001, the price paid for any Unit transferred pursuant to the Plan was $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2001 and 2000, other than pursuant to the Plan, net of commissions.

                                             2001 (1)                                2000 (1)
                                 ----------------------------------     -----------------------------------
                                   High         Low        Average        High         Low         Average
                                 ---------    --------    ----------    ---------    ---------    ----------
         First Quarter              $7.33      $ 6.85        $ 7.09          (2)          (2)           (2)
         Second Quarter              9.50        6.45          7.49        $9.00       $ 6.57        $ 8.11
         Third Quarter               9.50        6.65          7.85         8.33         7.24          8.07
         Fourth Quarter              9.50        6.40          8.78         7.35         7.33          7.34

(1)      A total of 35,160 and 17,956 Units were transferred other than pursuant
         to  the  Plan  for  the  years  ended   December  31,  2001  and  2000,
         respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For each of the years ended December 31, 2001 and 2000, the Partnership declared cash distributions of $3,500,024 to the Limited Partners. Distributions of $875,006 were declared at the close of each of the Partnership's calendar quarters during 2001 and 2000 to the Limited Partners. No amounts distributed to partners for the years ended December 31, 2001 and 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

(b)      Not applicable.

Item 6.  Selected Financial Data


                                        2001               2000              1999              1998               1997
                                    --------------    ---------------    --------------    --------------    ---------------
Year ended December 31:
    Revenues (1)                       $3,346,849         $3,924,546        $4,037,268        $4,067,454         $3,998,538
    Net income (2)                      1,727,316          3,094,463         3,141,774         3,809,404          3,295,079
    Cash distributions
      declared (3)                      3,500,024          3,500,024         3,500,024         3,660,024          3,500,024
    Net income per Unit
      (2)                                    0.43               0.77              0.78              0.94               0.82
    Cash distributions
      declared per Unit (3)                  0.88               0.88              0.88              0.92               0.88

At December 31:
    Total assets                      $33,451,728        $35,227,373       $35,792,092       $36,103,592        $35,785,538
    Partners' capital                  31,921,093         33,693,801        34,099,362        34,457,612         34,308,232

(1) Revenues include equity in earnings of unconsolidated joint ventures and minority interest in income of consolidated joint ventures.

(2) Net income for the years ended December 31, 2001 and 1998, includes $8,604 and $461,861, respectively, from gains on sale of assets. Net income for the years ended December 31, 2001 and 2000 include $654,393 and $60,490 for provisions for write-down of assets.

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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on August 20, 1991, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 2001, the Partnership owned 40 Properties, either directly or through joint venture or tenancy in common arrangements.

Capital Resources

         The Partnership's primary source of capital for the years ended December 31, 2001, 2000, and 1999, was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $3,267,699, $3,417,750, and $3,747,973, for the years ended December 31, 2001, 2000, and 1999, respectively. The decrease during 2001 and 2000, as compared to the previous year, was primarily a result of changes in the Partnership's working capital and changes in income and expenses, as described in "Results of Operations."

         Other sources and uses of capital included the following during the years ended December 31, 2001, 2000, and 1999.

         In January 1999, the Partnership reinvested a portion of the net sales proceeds it received from the sale in October 1998 of the property in Nashua, New Hampshire in a Burger King property located in Yelm, Washington, at an approximate cost of $1,032,000. In addition, in February 1999, the Partnership reinvested approximately $247,000 of the remaining net sales proceeds from the sale of the Property in Nashua, New Hampshire in a joint venture arrangement, Portsmouth Joint Venture, to purchase and hold one property. The Partnership's co-venture partner is CNL Income Fund XVIII, Ltd., a Florida limited partnership and an affiliate of the General Partners. The Partnership had a 42.8% interest in the profits and losses of the joint venture as of December 31, 2001.

         In October 1999, the Partnership invested approximately $320,200 in an IHOP Property located in Round Rock, Texas with CNL Income Fund VI, Ltd., a Florida limited partnership and affiliate of the General Partners, as tenants-in-common. In connection therewith, the Partnership and its affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. In October 2001, the Partnership and CNL Income Fund VI, Ltd., as tenants-in-common, sold this property for a sales price of approximately
$1,539,000 and received net sales proceeds of approximately $1,510,700, resulting in a gain, to the tenancy-in-common, of approximately $123,900. The Partnership owned a 23% interest in this Property and received approximately $345,000 as a liquidating distribution for its pro-rata share of the net sales proceeds.

         In November 2001, the Partnership sold its property in Sebring, Florida to the tenant and received net sales proceeds of approximately $1,029,000, resulting in a gain of $8,604. In December 2001, the Partnership reinvested approximately $1,376,800 of the net sales proceeds received from the sale of the Property in Sebring, Florida and from the liquidation proceeds received from the sale of the Property in Round Rock, Texas, held with an affiliate as tenants-in-common, as described above, in a Property in Houston, Texas. The Partnership acquired this Property from 2001-A, LP, an affiliate of the general partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the partnership represented the costs incurred by the affiliate to acquire the Property, including closing costs. The General Partners believe a portion of the transaction relating to the sale of this Property and the reinvestment of the net sales proceeds in an additional Property will qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership distributed amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners) resulting from the sale.

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

         Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties pending reinvestment in additional Properties, are invested in money market accounts or other short-term highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At December 31, 2001, the Partnership had $993,402 invested in such short-term investments as compared to $1,006,620 at December 31, 2000. As of December 31, 2001, the average interest rate earned by the Partnership on the rental income deposited in demand deposit accounts at commercial banks was approximately 3.7% annually. The funds remaining at December 31, 2001, will be used to pay distributions and other liabilities of the Partnership.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on cash from operations, and for the years ended December 31, 2001 and 2000, anticipated future cash from operations, the Partnership declared distributions to the Limited Partners of $3,500,024 for each of the years ended December 31, 2001, 2000, and 1999, respectively. This represents distributions of $0.88 per Unit for each of the years ended December 31, 2001, 2000, and 1999, respectively. No amounts distributed to the Limited Partners for the years ended December 31, 2001, 2000, and 1999 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the year ended December 31, 2001 and 2000.

         As of December 31, 2001 and 2000, the Partnership owed $16,701 and $22,502, respectively, to affiliates for operating expenses, accounting and administrative services, and management fees. As of March 15, 2002, the Partnership had reimbursed the affiliates all such amounts. Other liabilities, including distributions payable, increased to $1,004,557 at December 31, 2001, from $1,001,263 at December 31, 2000. Total liabilities at December 31, 2001, to the extent they exceed cash and cash equivalents, will be paid from anticipated future cash from operations, or in the event the general partners elect to make additional capital contributions or loans, from the future general partners' contributions or loans.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Critical Accounting Policies

         The Partnership's leases are accounted for under the provisions of Statement of Accounting Standard No. 13, "Accounting for Leases" ("FAS 13"), and have been accounted for as using either the direct financing or the operating method. FAS 13 requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, management assumes that all payments to be received under its leases are collectible. Changes in management's estimates or assumption regarding collectibility of lease payments could result in a change in accounting for the lease at the inception of the lease.

         The Partnership accounts for its unconsolidated joint ventures using the equity method of accounting. Under generally accepted accounting principles, the equity method of accounting is appropriate for entities that are partially owned by the Partnership, but for which operations of the investee are shared with other partners. The Partnership's joint venture agreements require the consent of all partners on all key decisions affecting the operations of the underlying Property.

         Management reviews its Properties and investments in unconsolidated entities periodically (no less than once per year) for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. Management determines whether impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the Property, with the carrying cost of the individual Property. If an impairment is indicated, the assets are adjusted to their fair value.

Results of Operations

         During  the  years  ended  December  31,  1999,   2000  and  2001,  the
Partnership and its consolidated joint ventures, owned and leased 36 wholly owned Properties (including one Property which was sold in November 2001). During 2001, the Partnership also owned and leased one additional Property. In addition, during 1999, 2000, and 2001, the Partnership and its consolidated joint ventures were a co-venturer in two separate joint ventures that each owned and leased one Property, and the Partnership owned and leased one Property with an affiliate as tenants-in-common. In addition, during 1999 and 2000, the Partnership and its consolidated joint ventures owned and leased one additional Property, in each respective year, with an affiliate of the General Partners, as tenants-in-common (including one Property which was sold in 2001). In addition, during 2001, the Partnership was a co-venturer in one additional joint venture that owned and lease one Property. As of December 31, 2001, the Partnership owned, either directly or through joint venture arrangements, 40 Properties which are, in general, subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $45,600 to $209,100. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item
2. Properties, respectively.

         During the years ended December 31, 2001, 2000, and 1999, the Partnership and its consolidated joint ventures earned $3,247,590, $3,430,576, and $3,522,254, respectively, in rental income from operating leases and earned income from direct financing leases. The decrease in rental and earned income during 2001 and 2000, each as compared to the previous year, was partially
attributable  to  the  fact  that  Phoenix   Restaurant   Group,  Inc.  and  its
Subsidiaries (collectively referred to as "PRG"), the tenant of Denny's two Properties, experienced financial difficulties and ceased paying rent, as a result, the Partnership stopped recording rental and earned income from the Properties in Avon, Colorado and Abilene, Texas, in accordance with the Partnership's revenue recognition policy. In October 2001, PRG filed for Chapter 11 bankruptcy protection. In the two weeks prior to the filing, PRG closed 40 operating Black-eyed Pea units as well as 25 operating Denny's units. With these reductions, PRG now operates 44 Denny's units and 48 Black-eyed Pea Units. Since future store closings may occur, the General Partners will continue to evaluate the three Properties in the Partnership's portfolio, which includes a Property held with an affiliate, as tenants-in-common. As of March 15, 2002, PRG had neither rejected nor affirmed the leases related to these Properties. The Partnership does not anticipate it will recognize any rental income relating to these Properties until such time as the Partnership executes new leases or until the Properties are sold and the proceeds from such sales are reinvested in additional Properties. The lost revenues resulting from these Properties could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease or sell these Properties in a timely manner. The Partnership will be seeking new tenants or purchasers for these Properties once the leases are rejected.

         The decrease in rental and earned income during 2001, as compared to 2000, was partially attributable to the fact that the Property in Sebring, Florida was sold in 2001, as described above in "Capital Resources." The decrease in rental and earned income during 2001, as compared to 2000 was partially offset by an increase in rental and earned income, during 2001, as a result of the Partnership reinvesting the majority of the net sales proceeds, from the sale of the Property in Sebring, Florida, in a Property in Houston, Texas, as described in "Capital Resources."

         For the years ended December 31, 2001, 2000 and 1999, the Partnership also earned $254,318, $216,339, and $237,751, respectively, in contingent rental income. The decrease in contingent rental income during 2000, as compared to 1999, was due to the fact that during 2000, the tenants relating to two Properties ceased making payments on contingent rental income of approximately $21,000. The increase in contingent rental income during 2001, as compared to 2000, was primarily due to the fact that during 2001, the Partnership collected and recognized as income this past due contingent rental income.

         For the years ended December 31, 2001, 2000 and 1999, the Partnership recorded a loss of $147,538 and income of $256,056, and $259,676, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer. Net income earned by joint ventures decreased during 2001, as compared to 2000, due to the fact that of the Partnership and an affiliate of the General Partners, as tenants-in-common, of the Property in Corpus Christi, Texas, in which the Partnership owns an approximate 73% interest, stopped recording rental and earned income in accordance with the Partnership's revenue recognition policy. PRG, the tenant of the Property, experienced financial difficulties, as described above. In addition, the Partnership and the affiliate, as tenants-in-common of this Property, recorded a provision for write-down of assets of $356,719, including $114,329 in previously accrued rental income relating to this Property. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The provision represented the difference between the carrying value of the property, including the accumulated accrued rental income, and the general partners' estimated net realizable value of the property. In addition, the Partnership and the affiliate, as tenants-in-common, incurred approximately $58,400 in real estate taxes during the 2001 relating to the Property in Corpus Christi, Texas. The tenant is still responsible for payment of these real estate taxes under the terms of the lease. The Partnership and an affiliate, as tenants-in-common, will pursue collection of these amounts. During 2001, the Partnership and the affiliate, as tenants-in-common, recorded a provision for write-down of assets in the amount of $242,390 relating to the Property in Corpus Christi, Texas.

         The decrease in net income earned by joint ventures during 2001, as compared to 2000, was partially offset by the fact that in October 2001, the Partnership and CNL Income Fund VI, Ltd., as tenants-in-common, sold the Property in Round Rock, Texas, in which the Partnership owned a 23% interest. The tenancy in common recognized a gain of approximately $123,900 during 2001, as described above in "Capital Resources."

         During the year ended December 31, 2001, three lessees (or groups of affiliated lessees) of the Partnership and its consolidated joint ventures, Golden Corral Corporation, Jack in the Box Inc., and Burger King Corporation, each contributed more than ten percent of the Partnership's total rental income (including rental and earned income from the Partnership's consolidated joint ventures, the Partnership's share of rental and earned income from Properties owned by unconsolidated joint ventures and a Property owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2001, Golden Corral Corporation was the lessee under leases relating to three restaurants, Jack in the Box Inc. was the lessee under leases relating to eight restaurants, and Burger King Corporation was the lessee under leases relating to seven restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these three tenants each will continue to contribute more than ten percent of the Partnership's total rental and earned income during 2002. In addition, during the year ended December 31, 2001, four Restaurant Chains, Golden Corral, Jack in the Box, Burger King, and Denny's, each accounted for more than ten percent of the Partnership's total rental and earned income (including rental and earned income from the Partnership's consolidated joint ventures and the Partnership's share of rental and earned income from Properties owned by unconsolidated joint ventures and a Property owned with affiliates of the General Partners as tenants-in-common). In 2002, it is anticipated that these Restaurant Chains each will continue to account for more than ten percent of the total rental and earned income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         In addition, for the years ended December 31, 2001, 2000, and 1999, the Partnership earned $58,939, $89,181, and $84,648, respectively, in interest and other income. The decrease in interest and other income during 2001, as compared to 2000, was primarily attributable to a reduction in interest earned on the net sales proceeds received from the sale of Properties, due to reinvestment in additional Properties, as described above in "Capital Resources."

         Operating expenses, including depreciation and amortization expense, and provisions for write-down of assets, were $1,628,137, $830,083, and $895,494, for the years ended December 31, 2001, 2000, and 1999, respectively. During 2001 and 2000, as a result of the PRG bankruptcy, as described above, the Partnership recorded provisions for write-down of assets in the amount of $610,444 and $60,490, respectively, including previously accrued rental income, relating to the Properties in Abilene, Texas and Avon, Colorado. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The provisions represented the difference between the carrying value of the Properties, including the accumulated accrued rental income, and the General Partners' estimated net realizable value of the Properties at December 31, 2001.

         In addition, as of March 2001, the Partnership recorded a provision for write-down of assets of $43,949 in previously accrued rental income relating to the property located in Sebring, Florida. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The provision represented the difference between the carrying value of the property, including the accumulated accrued rental income, and the estimated net sales proceeds from the anticipated sale of the Property. The Partnership sold this Property in November 2001, as described above in "Capital Resources."

         The increase in operating expenses during 2001, as compared to 2000, was partially attributable to the Partnership recording a provision for doubtful accounts of approximately $34,400 for past due rental amounts relating to the Properties in Avon, Colorado and Abilene, Texas, leased to PRG. The General Partners will continue to pursue collection of past due rental amounts relating to these Properties. In addition, the Partnership incurred approximately $111,300 in real estate taxes during 2001 relating to these two Properties. The tenant, PRG, is still responsible for payment of real estate taxes under the terms of its leases. The Partnership will pursue collection of these real estate taxes. Operating expenses also increased during 2001 due to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement.

         The increase in operating expenses during 2001, as compared to 2000, was partially offset by, and the decrease in 2000, as compared to the 1999, was partially due to, the transaction costs the Partnership incurred in 2000 and 1999, respectively, related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000, the General Partners and APF mutually agreed to terminate the merger. No such expenses were incurred during 2001.

         As a result of the sale of the Property in Sebring, Florida, as described above in "Capital Resources," the Partnership recognized a gain of $8,604 for the year ended December 31, 2001. No Properties were sold during the years ended December 31, 2000 and 1999.

         The restaurant industry, as a whole, has been one of the many industries affected by the general slowdown in the economy. While the Partnership has experienced some losses due to the financial difficulties of a limited number of restaurant operators, the General Partners remain confident in the overall performance of the fast-food and family style restaurants, the concepts that comprise the Partnership's portfolio. Industry data shows that these restaurant concepts continue to outperform and remain more stable than higher-end restaurants, those that have been more adversely affected by the slowing economy.

         The Partnership's leases as of December 31, 2001, are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in based rent at specified times during the term of the lease. Inflation, overall, has had a minimal effect on results of operations of the Partnership. Continued inflation may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

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

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (FAS 141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (FAS 142). The Partnership has reviewed both statements and has determined that both FAS 141 and FAS 142 do not apply to the Partnership as of December 31, 2001.

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The adoption of FAS 144 did not have any effect on the partnership's recording of impairment losses as this Statement retained the fundamental provisions of FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

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


Item 8.  Financial Statements and Supplementary Data

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS







                                                                  Page

Report of Independent Certified Public Accountants                 17

Financial Statements:

     Balance Sheets                                                18

     Statements of Income                                          19

     Statements of Partners' Capital                               20

     Statements of Cash Flows                                      21-22

     Notes to Financial Statements                                 23-38

               Report of Independent Certified Public Accountants



To the Partners
CNL Income Fund XI, Ltd.


In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund XI, Ltd. (a Florida limited partnership) at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/ PricewaterhouseCoopers LLP

Orlando, Florida
February 8, 2002

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS

                                                                                         December 31,
                                                                              2001                         2000
                                                                       -------------------         ---------------------
                         ASSETS

Land and buildings on operating leases, net                                  $ 20,948,632                  $ 21,168,411
Net investment in direct financing leases, net                                  6,941,611                     7,247,865
Investment in joint ventures                                                    2,389,323                     3,072,991
Cash and cash equivalents                                                         993,402                     1,006,620
Certificates of deposit                                                           218,217                       512,521
Receivables, less allowance for doubtful accounts of
   $487,127 and $139,456, respectively                                            186,780                       228,988
Accrued rental income, less allowance for
     doubtful accounts of $60,490 in 2000                                       1,640,219                     1,854,804
Other assets                                                                      133,544                       135,173
                                                                       -------------------         ---------------------

                                                                             $ 33,451,728                  $ 35,227,373
                                                                       ===================         =====================

            LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                          $    9,153                    $   37,812
Accrued and escrowed real estate taxes
     payable                                                                       54,185                         8,667
Distributions payable                                                             875,006                       875,006
Due to related parties                                                             16,701                        22,502
Rents paid in advance and deposits                                                 66,213                        79,778
                                                                       -------------------         ---------------------
         Total liabilities                                                      1,021,258                     1,023,765

Minority interest                                                                 509,377                       509,807

Partners' capital                                                              31,921,093                    33,693,801
                                                                       -------------------         ---------------------

                                                                             $ 33,451,728                  $ 35,227,373
                                                                       ===================         =====================


                See accompanying notes to financial statements.



                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                                Year Ended December 31,
                                                                       2001               2000               1999
                                                                 -----------------   ---------------    ---------------

Revenues:
     Rental income from operating leases                             $  2,385,761      $  2,517,422       $  2,575,492
     Earned income from direct financing leases                           861,829           913,154            946,762
     Contingent rental income                                             254,318           216,339            237,751
     Interest and other income                                             58,939            89,181             84,648
                                                                                                        ---------------
                                                                 -----------------   ---------------
                                                                        3,560,847         3,736,096          3,844,653
                                                                 -----------------   ---------------    ---------------
Expenses:
     General operating and administrative                                 291,520           175,737            161,584
     Provision for doubtful accounts                                       34,443                --                 --
     Professional services                                                 47,898            49,636             35,021
     Management fees to related parties                                    36,076            39,227             39,836
     Real estate taxes                                                    111,317                --                 --
     State and other taxes                                                 29,022            50,596             31,728
     Depreciation                                                         423,468           426,596            426,584
     Provision for write-down of assets                                   654,393            60,490                 --
     Transaction costs                                                         --            27,801            200,741
                                                                 -----------------   ---------------    ---------------
                                                                        1,628,137           830,083            895,494
                                                                 -----------------   ---------------    ---------------

Income Before Gain on Sale of Assets, Minority Interest in
     Income of Consolidated Joint Ventures, and Equity in
     Earnings (Loss) of Unconsolidated Joint Ventures                   1,932,710         2,906,013          2,949,159

Gain on Sale of Assets                                                      8,604                --                 --

Minority Interest in Income of Consolidated
     Joint Ventures                                                       (66,460  )        (67,606  )         (67,061  )

Equity in Earnings (Loss) of Unconsolidated Joint
     Ventures                                                            (147,538  )        256,056            259,676
                                                                 -----------------   ---------------    ---------------

Net Income                                                           $  1,727,316      $  3,094,463       $  3,141,774
                                                                 =================   ===============    ===============

Allocation of Net Income
     General partners                                                    $     --          $     --         $   31,418
     Limited partners                                                   1,727,316         3,094,463          3,110,356
                                                                 -----------------   ---------------    ---------------

                                                                     $  1,727,316      $  3,094,463       $  3,141,774
                                                                 =================   ===============    ===============

Net Income Per Limited Partner Unit                                    $     0.43        $     0.77         $     0.78
                                                                 =================   ===============    ===============

Weighted Average Number of
     Limited Partner Units Outstanding                                  4,000,000         4,000,000          4,000,000
                                                                 =================   ===============    ===============
                See accompanying notes to financial statements.



                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2001, 2000, and 1999


                                      General Partners                                           Limited Partners
                                 ------------------------------------- ------------------------------------------------------------
                                                        Accumulated                                             Accumulated
                                   Contributions         Earnings       Contributions       Distributions         Earnings
                                 ------------------   ---------------- -----------------   ----------------   -----------------

Balance, December 31, 1998             $     1,000        $   210,047     $  40,000,000      $ (22,215,134 )     $  21,251,699

    Distributions to limited
       partners ($0.88 per
       limited partner unit)                    --                 --                --         (3,500,024 )                --
    Net income                                  --             31,418                --                 --           3,110,356
                                 ------------------   ---------------- -----------------   ----------------   -----------------

Balance, December 31, 1999                   1,000            241,465        40,000,000        (25,715,158 )        24,362,055

    Distributions to limited
       partners ($0.88 per
       limited partner unit)                    --                 --                --         (3,500,024 )                --
    Net income                                  --                 --                --                 --           3,094,463
                                 ------------------   ---------------- -----------------   ----------------   -----------------

Balance, December 31, 2000                   1,000            241,465        40,000,000        (29,215,182 )        27,456,518

    Distributions to limited
       partners ($0.88 per
       limited partner unit)                    --                 --                --         (3,500,024 )                --
    Net income                                  --                 --                --                 --           1,727,316
                                 ------------------   ---------------- -----------------   ----------------   -----------------

Balance, December 31, 2001             $     1,000        $   241,465     $  40,000,000      $ (32,715,206 )     $  29,183,834
                                 ==================   ================ =================   ================   =================

                See accompanying notes to financial statements.


------------
Syndication
   Costs            Total
-------------   --------------

$ (4,790,000 )    $34,457,612



          --       (3,500,024 )
          --        3,141,774
-------------   --------------

  (4,790,000 )     34,099,362



          --       (3,500,024 )
          --        3,094,463
-------------   --------------

  (4,790,000 )     33,693,801



          --       (3,500,024 )
          --        1,727,316
-------------   --------------

$ (4,790,000 )    $31,921,093
=============   ==============

                See accompanying notes to financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                  Year Ended December 31,
                                                                     2001                  2000                  1999
                                                                ----------------      ---------------       ----------------

Increase (Decrease) in Cash and Cash Equivalents:

      Cash Flows from Operating Activities:
         Cash received from tenants                                $  3,533,186         $  3,574,593          $  3,724,492
         Distributions from unconsolidated joint
             ventures                                                   190,754              260,367               271,442
         Cash paid for expenses                                        (506,852 )           (476,893 )            (322,962 )
         Interest received                                               50,611               59,683                75,001
                                                                ----------------      ---------------       ---------------
                Net cash provided by operating
                    Activities                                        3,267,699            3,417,750             3,747,973
                                                                ----------------      ---------------       ---------------

      Cash Flows from Investing Activities:
         Additions to assets on  operating leases                    (1,376,792 )                 --              (337,806 )
         Investment in direct financing leases                               --                   --              (694,610 )
         Proceeds from sale of land and buildings                     1,029,000                   --                    --
         Investment in joint ventures                                        --                   --              (567,455 )
         Liquidating distribution from joint venture                    345,376                   --                    --
         Decrease in restricted cash                                         --                   --             1,630,296
         Investment in certificates of deposit                         (211,587 )           (500,000 )                  --
         Redemption of certificates of deposit                          500,000                   --                    --
                                                                ----------------      ---------------       ---------------
                 Net cash provided by (used in) investing
                    activities                                          285,997             (500,000 )              30,425
                                                                ----------------      ---------------       ---------------

      Cash Flows from Financing Activities:
         Distributions to limited partners                           (3,500,024 )         (3,500,024 )          (3,620,024 )
         Distributions to holders of minority interest                  (66,890 )            (67,606 )             (61,114 )
                                                                ----------------      ---------------       ---------------
                Net cash used in financing activities                (3,566,914 )         (3,567,630 )          (3,681,138 )
                                                                ----------------      ---------------       ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                    (13,218 )           (649,880 )              97,260

Cash and Cash Equivalents at Beginning of Year                        1,006,620            1,656,500             1,559,240
                                                                ----------------      ---------------       ---------------

Cash and Cash Equivalents at End of Year                            $   993,402         $  1,006,620          $  1,656,500
                                                                ================      ===============       ===============



                See accompanying notes to financial statements.



                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                              Years Ended December 31,
                                                                      2001               2000              1999
                                                                 ---------------    ---------------    --------------

Reconciliation of Net Income to Net Cash Provided by Operating Activities:

      Net Income                                                    $ 1,727,316        $ 3,094,463       $ 3,141,774
                                                                 ---------------    ---------------    --------------
      Adjustments to reconcile net income to net cash
         provided by operating activities:
             Depreciation                                               423,468            426,596           426,584
             Provision for doubtful accounts                             34,443                 --                --
             Provision for write-down of assets                         654,393             60,490                --
             Gain on sale of assets                                      (8,604 )               --                --
             Minority interests in income of
                consolidated joint ventures                              66,460             67,606            67,061
             Equity in earnings and loss of
                unconsolidated joint ventures, net of
                distributions                                           338,292              4,311            11,766
             Decrease (increase) in receivables                          13,656            (66,009 )         (32,549 )
             Decrease in net investment in direct
                financing leases                                          1,629            124,176           108,855
             Decrease (increase) in accrued rental
                income                                                  (90,221 )           14,711          (134,541 )
             Decrease (increase) in other assets                        109,374                966            (1,780 )
             Increase (decrease) in accounts payable
                and accrued expenses                                     16,859            (88,358 )         105,238
             Increase (decrease) in due to related
                parties                                                  (5,801 )          (48,098 )          45,154
             Increase (decrease) in rents paid in
                advance and deposits                                    (13,565 )          (22,702 )          10,411
                                                                 ---------------    ---------------    --------------
                  Total adjustments                                   1,540,383            323,287           606,199
                                                                 ---------------    ---------------    --------------

Net Cash Provided by Operating Activities                           $ 3,267,699        $ 3,417,750       $ 3,747,973
                                                                 ===============    ===============    ==============

Supplemental Schedule of Non-Cash Investing and
      Financing Activities:

         Distributions declared and unpaid at
             December 31                                             $  875,006         $  875,006        $  875,006
                                                                 ===============    ===============    ==============



                See accompanying notes to financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


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

         The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50% shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

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

                  Years Ended December 31, 2001, 2000, and 1999


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

         When the collection of amounts recorded as rental or other income is considered to be doubtful, an adjustment is made to increase the allowance for doubtful accounts, which is netted against receivables and accrued rental income, although the Partnership continues to pursue collection of such amounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

         Investment in Joint Ventures - The Partnership accounts for its 85% interest in Denver Joint Venture and its 77.33% interest in CNL/Airport Joint Venture using the consolidation method. Minority interests represent the minority joint venture partners' proportionate share of equity in the Partnership's consolidated joint ventures. All significant intercompany accounts and transactions have been eliminated.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         The Partnership's investments in Ashland Joint Venture, Des Moines Real Estate Joint Venture and Portsmouth Joint Venture and the property in Corpus Christi, Texas for which the property is held as tenants-in-common, are accounted for using the equity method since each joint venture agreement requires the consent of all partners on all key decisions affecting the operations of the underlying property.

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

         Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment. See "Income Taxes" footnote for a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes.

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

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         Reclassification - Certain items in the prior year's financial statements have been reclassified to conform to 2001 presentation. These reclassifications had no effect on total partners' capital or net income.

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

         Statement of Financial Accounting Standards No. 141 ("FAS 141") and Statement of Financial Accounting Standards No. 142("FAS 142") - In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.141 "Business Combinations" and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets." The Partnership has reviewed both statements and has determined that both FAS 141 and FAS 142 do not apply to the Partnership as of December 31, 2001.

         Statement of Financial Accounting Standards No. 144 ("FAS 144") - In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The adoption of FAS 144 did not have any effect on the partnership's recording of impairment losses as this Statement retained the fundamental provisions of FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


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

3.       Land and Buildings on Operating Leases:
         --------------------------------------

         Land and buildings on operating leases consisted of the following at December 31:

                                                                    2001                   2000
                                                             --------------------   --------------------
                 Land                                               $ 12,213,285           $ 11,945,232
                 Buildings                                            12,381,117             12,666,144
                                                             --------------------   --------------------
                                                                      24,594,402             24,611,376

                 Less accumulated depreciation                        (3,645,770 )           (3,442,965 )
                                                             --------------------   --------------------

                                                                    $ 20,948,632           $ 21,168,411
                                                             ====================   ====================


                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


3.       Land and Buildings on Operating Leases - Continued:
         --------------------------------------------------

         As of December 31, 2000, the Partnership recorded a provision for write-down of assets of $34,475 in previously accrued rental income relating to the property in Avon, Colorado. The tenant of this property was experiencing financial difficulties. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The provision represented the difference between the carrying value of the property, including the accumulated accrued rental income, at December 31, 2000 and the general partners' estimated net realizable value for the property. In 2001, the Partnership recorded a provision for write-down of assets in the amount of $363,461 relating to the property in Avon, Colorado due to the fact that on October 31, 2001, Phoenix Restaurant Group, Inc. and its Subsidiaries (collectively referred to as "PRG"), a tenant of the Partnership, filed for Chapter 11 bankruptcy protection. The provision represented the difference between the carrying value of the property, including the accumulated accrued rental income, at December 31, 2001 and the general partners' current estimate of net realizable value for this property.

         At March 2001, the Partnership recorded a provision for write-down of assets of $43,949 in previously accrued rental income relating to the property located in Sebring, Florida. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The provision represented the difference between the carrying value of the property, including the accumulated accrued rental income, and the estimated net sales proceeds from the anticipated sale of the Property. In November 2001, the Partnership sold this property to the tenant and received net sales proceeds of approximately $1,029,000, resulting in a gain of $8,604. In December 2001, the Partnership reinvested approximately $1,376,800 of the net sales proceeds received from the sale of this Property and from the liquidation proceeds received from the sale of the Property in Round Rock, Texas, in a Property in Houston, Texas. The Partnership acquired the Property from 2001-A, LP, an affiliate of the general partners (see Note 8).

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


3.       Land and Buildings on Operating Leases - Continued:
         --------------------------------------------------

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2001:

                         2002                                       $2,507,024
                         2003                                        2,653,341
                         2004                                        2,672,255
                         2005                                        2,682,898
                         2006                                        2,436,289
                         Thereafter                                 10,833,034
                                                              -----------------

                                                                   $23,784,841
                                                              =================

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.       Net Investment in Direct Financing Leases:
         -----------------------------------------

         The following lists the components of the net investment in direct financing leases at December 31:

                                               2001             2000
                                            --------------  ---------------

                 Minimum lease payments
                      receivable             $ 12,288,893     $ 13,388,037
                 Estimated residual values      2,305,921        2,439,551
                 Less unearned income          (7,653,203 )     (8,579,723 )
                                            --------------  ---------------

                 Net investment in direct
                      financing leases        $ 6,941,611      $ 7,247,865
                                            ==============  ===============

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


4.       Net Investment in Direct Financing Leases - Continued:
         -----------------------------------------------------

         As of December 31, 2000, the Partnership recorded a provision for write-down of assets of $26,015 in previously accrued rental income relating to the property in Abilene, Texas. The tenant of this property was experiencing financial difficulties. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The provision represented the difference between the carrying value of the property, including the accumulated accrued rental income, at December 31, 2000 and the general partners' estimated net realizable value for the property. During 2001, the Partnership established a provision for write-down of assets in the amount of $246,982 for its property in Abilene, Texas due to the fact that on October 31, 2001, PRG, a tenant of the Partnership, filed for Chapter 11 bankruptcy protection (see Note 3). The provision represented the difference between the carrying value of the net investment in the direct financing lease, including the accumulated accrued rental income, and the general partners' estimated net realizable value of the investment in the direct financing lease at December 31, 2001.

         The following is a schedule of future minimum lease payments to be received on the direct financing leases at December 31, 2001:

                          2002                       $1,076,088
                          2003                        1,096,192
                          2004                        1,096,192
                          2005                        1,096,192
                          2006                        1,096,192
                          Thereafter                  6,828,037
                                                ----------------

                                                    $12,288,893
                                                ================

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

5.       Investment in Joint Ventures:
         ----------------------------

         The Partnership has a 62.16%, 76.6% and a 42.8% interest in the profits and losses of Ashland Joint Venture, Des Moines Real Estate Joint Venture and Portsmouth Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same General Partners. In addition, the

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


5.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         Partnership owns a Black-eyed Pea property in Corpus Christi, Texas, as tenants-in-common with CNL Income Fund XVII, Ltd., a Florida limited partnership and affiliate of the General Partners. As of December 31, 2001, the Partnership owned a 72.58% interest in this property.

         In October 1999, the Partnership used a portion of the net sales proceeds from the 1998 sale of the property in Nashua, New Hampshire to invest in a property in Round Rock, Texas, with CNL Income Fund VI, Ltd., a Florida limited partnership and affiliate of the General Partners as tenants-in-common. As of December 31, 2000, the Partnership had contributed approximately $320,200 for a 23% interest in the property. In October 2001, the Partnership and CNL Income Fund VI, Ltd., as tenants-in-common, sold this property for a sales price of approximately $1,539,000 and received net sales proceeds of approximately $1,510,700, resulting in a gain, to the tenancy-in-common, of approximately $123,900. The Partnership received approximately $345,000 as a liquidating distribution for its pro-rata share of the net sales proceeds.

         Ashland Joint Venture, Des Moines Real Estate Joint Venture, Portsmouth Joint Venture and the Partnership and affiliates, as tenants-in-common in one separate tenant-in-common arrangement, each own and lease one property to an operator of national fast-food restaurants. The following presents the joint ventures' combined, condensed financial information at December 31:

                                                              2001                 2000
                                                        -----------------    -----------------
             Land and buildings on operating
                 leases, net                                 $ 3,192,292          $ 4,878,318
             Net investment in direct financing
                 lease                                           313,339              317,357
             Cash                                                 15,352                7,282
             Receivables, less allowance for
                 doubtful accounts, net                            7,383               68,094
             Accrued rental income                                 7,543              234,524
             Other assets                                        115,767                8,799
             Liabilities                                          29,240                  786
             Partners' capital                                 3,622,436            5,513,588
             Revenues                                            341,877              597,784
             Provision for write-down of assets                  242,390                   --
             Gain on sale of assets                              123,892                   --
             Net income (loss)                                   (20,327 )            470,408

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


5.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         The Partnership recognized a loss totaling $147,538 and income totaling $256,056 and $259,676, for the years ended December 31, 2001, 2000, and 1999, respectively, from these joint ventures.

6.       Allocations and Distributions:
         -----------------------------

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

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


6.       Allocations and Distributions - Continued:
         -----------------------------------------

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partners in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2001 and 2000.

         During each of the years ended December 31, 2001, 2000, and 1999, the Partnership declared distributions to the limited partners of $3,500,024, respectively. No distributions have been made to the general partners to date.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


7.       Income Taxes:
         ------------

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:


                                                                    2001             2000              1999
                                                                --------------   --------------   ---------------
          Net income for financial reporting purposes             $ 1,727,316      $ 3,094,463       $ 3,141,774

          Depreciation for tax reporting purposes in excess
               of depreciation for financial reporting
               purposes                                               (69,778 )        (68,371 )         (67,657 )

            Gain on sale of assets for financial reporting
               purposes less than gain for tax reporting
               purposes                                                51,426               --           429,196

            Direct financing leases recorded as operating
               leases for tax reporting purposes                      138,491          124,176           108,856

            Equity in earnings of unconsolidated joint
               ventures for financial reporting purposes
          less
               than (in excess of) equity in earnings of
               unconsolidated joint ventures for tax                  433,308            9,949            (5,731 )
               reporting purposes

            Capitalization (deduction) of transaction costs
          for                                                              --         (221,629 )         200,741
               tax reporting purposes

            Accrued rental income                                    (119,338 )       (135,691 )        (134,541 )

          Rents paid in advance                                       (13,565 )        (22,702 )          10,411

          Allowance for doubtful accounts                             347,670          127,810             5,826

          Provision for write-down of assets                          654,393           60,490                --

          Minority interests in timing differences of
               consolidated joint ventures                              5,385           11,888             8,663
                                                                --------------   --------------   ---------------

          Net income for federal income tax purposes              $ 3,155,308      $ 2,980,383       $ 3,697,538
                                                                ==============   ==============   ===============


                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


8.       Related Party Transactions:
         --------------------------

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP (the "Advisor") is a wholly owned subsidiary of CNL American Properties Fund, Inc. ("APF"). CNL Fund Advisors, Inc., a majority owned subsidiary of CNL Financial Group, Inc. until it merged with and into APF effective September 1, 1999, served as the Partnership's advisor until it assigned its rights and obligations under a management agreement with the Partnership to the Advisor effective July 1, 2000. The individual general partners are stockholders and directors of APF.

         The Advisor provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the partnership. In connection therewith, the Partnership agreed to pay certain Advisor management fees of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Affiliate. The Partnership incurred management fees of $36,076, $39,227, and $39,836, for the years ended December 31, 2001, 2000, and 1999, respectively.

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

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


8.       Related Party Transactions - Continued:
         --------------------------------------

         During the years ended December 31, 2001, 2000, and 1999, the Advisor and it affiliates provided accounting and administrative services to the Partnership on a day-to-day basis, including services during 2000 and 1999 relating to the proposed and terminated merger. The Partnership incurred $219,365, $101,316, and $130,332, for the years ended December 31, 2001, 2000, and 1999, respectively, for such services.

         In December 2001, the Partnership acquired a property located in Houston, Texas from CNL Funding 2001-A, LP, for a purchase price of approximately $1,376,800 (see Note 3). CNL Funding 2001-A, LP is a Delaware limited partnership and an affiliate of the General Partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the properties in order to facilitate the acquisition of the properties by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the properties, including closing costs.

         The due to related parties at December 31, 2001 and 2000, totaled $16,701 and $22,502, respectively.

9.       Concentration of Credit Risk:
         ----------------------------

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

                                                  2001               2000                1999
                                             ---------------    ---------------     ---------------
          Jack in the Box Inc. and Jack in
               the Box Eastern Division,
               L.P.                                $768,070          $ 768,032           $ 768,032
          Burger King Corporation and
              BK Acquisition, Inc.                  621,123            604,484             621,726
          Golden Corral Corporation                 600,548            580,241             570,815
          Advantica Restaurant Group,
               Inc.                                     N/A            465,892             470,022
          Phoenix Restaurant Group, Inc.                N/A                N/A             530,465


                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


9.       Concentration of Credit Risk - Continued:
         ----------------------------------------

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

                                               2001                  2000                  1999
                                            --------------     -----------------     -----------------
          Burger King                          $1,148,827            $1,128,752            $1,144,865
          Golden Corral Family
               Steakhouse Restaurants             600,548               580,241               570,815
          Jack in the Box                         588,204               768,032               768,032
          Denny's                                 492,804               642,085               889,658

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the tenants did not represent more than ten percent of the Partnership's total rental and earned income.

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

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


10.      Selected Quarterly Financial Data:
         ---------------------------------

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2001 and 2000.

               2001 Quarter              First            Second             Third            Fourth              Year
          ------------------------   ---------------   --------------    --------------   ----------------   ---------------
          Revenue (1)                     $ 849,271        $ 808,826         $ 680,671        $ 1,008,081       $ 3,346,849
          Net income                        482,255          448,531           (63,130 )          859,660         1,727,316
          Net income per
              limited partner
              unit                             0.12             0.11             (0.02 )             0.22              0.43

               2000 Quarter              First            Second             Third            Fourth              Year
          ------------------------   ---------------   --------------    --------------   ----------------   ---------------

          Revenue (1)                    $1,000,668        $ 998,396          $958,207         $  967,275       $ 3,924,546
          Net income                        679,557          617,036           769,298          1,028,572         3,094,463
          Net income per
              limited partner
              unit                             0.17             0.15              0.19               0.26              0.77

(1) Revenues include equity in earnings of unconsolidated joint ventures and minority interest in income of consolidated joint ventures.

(2)      Revenues  have been  adjusted to  reclassify  any  reversals of accrued
         rental  income  to   provisions   for   write-down   of  assets.   This
         reclassification had no effect on total net income.

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

         James M. Seneff, Jr., age 55. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL American Properties Fund, Inc. ("APF"), a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999, and has served as Co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the Partnership's advisor, until it merged with a wholly-owned subsidiary of APF in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc., a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 54. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is Director of the Board of Directors of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc.; Director, Vice Chairman of the Board, President and Treasurer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director, Vice Chairman of the Board, President and Treasurer of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director, Vice Chairman of the Board, President and Treasurer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director, Vice Chairman of the Board, President and Treasurer of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 46. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of CNL Fund Advisors, Inc., Mr. McWilliams served as President of APF from February 1999 until September 1999. From February 1998 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President from October 1997 until September 1999. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc. from April 1997 until the acquisition of such entities by wholly-owned subsidiaries of APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven D. Shackelford, age 38. Mr. Shackelford was promoted to Executive Vice President of APF in June 2000. He served as Senior Vice President from September 1999 until his promotion in June 2000. Mr. Shackelford has served as Chief Financial Officer since January 1997 and has served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of March 15, 2002, the beneficial ownership interest of each person known to the Registrant to be a beneficial owner of more than five percent of the Units.

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
              Interest                          System of the City of St. Louis
                                                1 Firstar Plaza
                                                Ste. 2510
                                                St. Louis, MO  63101


         The following table sets forth, as of March 15, 2002, the beneficial ownership interests of the General Partners in the Registrant.

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

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2001, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
          and Recipient                        Method of Computation                  Ended December 31, 2001
----------------------------------     --------------------------------------      ------------------------------
Reimbursement  to affiliates  for      Operating  expenses are reimbursed at       Accounting and administra-
operating expenses                     the  lower  of  cost  or  90%  of the       tive services:  $219,365
                                       prevailing  rate at which  comparable
                                       services  could have been obtained in
                                       the     same     geographic     area.
                                       Affiliates  of the  General  Partners
                                       from  time  to  time  incur   certain
                                       operating  expenses  on behalf of the
                                       Partnership     for     which     the
                                       Partnership       reimburses      the
                                       affiliates without interest.

Annual,    management    fee   to      One  percent  of  the  sum  of  gross       $36,076
affiliates                             revenues   from   Properties   wholly
                                       owned by the Partnership plus the
                                       Partnership's allocable share gross
                                       revenues of joint ventures in which the
                                       Partnership is co-venturer. The
                                       management fee, which will not exceed
                                       competitive fees for comparable fees for
                                       comparable services in the same
                                       geographic area, may or may not be taken,
                                       in whole or in part as to any year, in
                                       the sole discretion of affiliates.







                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2001
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





                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         And Recipient                         Method of Computation                  Ended December 31, 2001
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


In December 2001, the Partnership acquired a property located in Houston, Texas from CNL Funding 2001-A, LP, for a purchase price of approximately $1,376,800 (see Note 3). CNL Funding 2001-A, LP is a Delaware limited partnership and an affiliate of the General Partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the properties in order to facilitate the acquisition of the properties by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the Properties, including closing costs.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.   Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2001 and 2000

                  Statements of Income for the years ended December 31, 2001, 2000, and 1999

                  Statements of Partners' Capital for the years ended December 31, 2001, 2000, and 1999

                  Statements of Cash Flows for the years ended December 31,2001, 2000, and 1999

                  Notes to Financial Statements

         2.   Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for December 31, 2001, 2000, and 1999

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2001

                  Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2001

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


                  (b) The Registrant filed no reports on Form 8-K during the period October 1, 2001 through December 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2002.

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

               Signature                                  Title                                  Date


/s/ Robert A. Bourne                     President,   Treasurer   and   Director            March 26, 2002
------------------------------------
Robert A. Bourne                         (Principal   Financial  and  Accounting
                                         Officer)

/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director            March 26, 2002
------------------------------------
James M. Seneff, Jr.                     (Principal Executive Officer)


                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2001, 2000, and 1999


                                                     Additions                           Deductions
                                            -----------------------------       ------------------------------
                                                                                                      Collected
                                                                                                      or Deter-
                                 Balance at       Charged to     Charged to           Deemed           mined to       Balance
                                Beginning of      Costs and         Other           Uncollec-          be Col-        at End
  Year        Description           Year           Expenses       Accounts            tible            lectible       of Year
----------  -----------------  ----------------  -------------  --------------     -------------     -------------  ------------
  1999      Allowance for
              doubtful
              accounts (a)          $    5,820         $   --       $  11,646 (b)       $    62 (c)      $  5,758      $ 11,646
                               ================  =============  ==============     =============     =============  ============

  2000      Allowance for
              doubtful
              accounts (a)          $   11,646         $   --       $ 222,143 (b)        $   --         $  33,843     $ 199,946
                               ================  =============  ==============     =============     =============  ============

  2001      Allowance for
              doubtful
              accounts (a)         $   199,946      $ 105,501       $ 256,516 (b)     $  62,085 (c)     $  12,751     $ 487,127
                               ================  =============  ==============     =============     =============  ============


         (a) Deducted from receivables and accrued rental income on the balance sheet.

         (b)      Reduction of rental and other income.

         (c)      Amounts written off as uncollectible.

                              CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                              December 31, 2001


                                                                          Costs Capitalized
                                                                            Subsequent To
                                                    Initial Cost             Acquisition
                                             --------------------------  ---------------------
                               Encum-                      Buildings and  Improve-     Carrying
                              brances           Land        Improvements    ments      Costs
                             -----------     ------------  ------------  ------------  -------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Burger King Restaurants:
      Amesbury, Massachusetts    -              $359,458      $791,913             -        -
      Bloomfield, Connecticut    -               266,685       555,656             -        -
      East Detroit, Michigan     -               305,813       508,386             -        -
      Gonzales, Louisiana        -               362,073       575,454             -        -
      Denver, Colorado           -               438,756             -             -        -
      Columbus, Ohio             -               399,679       363,795             -        -
      Dayton, Ohio               -               472,964       441,860             -        -
      Lawrence, Kansas           -               321,505       411,353             -        -
      Roswell, New Mexico        -               205,379       461,219             -        -
      Danbury, Connecticut (h)   -               220,496       498,434             -        -
      Yelm, Washington           -               337,806             -             -        -

    Casa Del Rio Restaurant:
      Wadsworth, Ohio            -               187,368             -             -        -

    Denny's Restaurants:
      Orlando, Florida           -               627,065             -             -        -
      Abilene, Texas             -               274,220             -             -        -
      Avon, Colorado             -               755,815             -       569,297        -
      Ocean Springs, Mississippi -               303,267             -             -        -

    Golden Corral Family
      Steakhouse Restaurants:
          McAllen, Texas         -               649,484       947,085             -        -
          Midwest City, Oklahoma -               506,420       975,640             -        -
          Oklahoma City, Oklahoma-               650,655       975,170             -        -

    Hardee's Restaurants:
      Dothan, Alabama            -               275,791             -             -        -
      Huntersville, North Carolin-               308,894             -             -        -
      North Augusta, South Caroli-a              201,056             -             -        -

    Jack in the Box Restaurants:
      Houston, Texas             -               475,618       447,374             -        -
      Houston, Texas             -               350,115       607,530             -        -
      Houston, Texas             -               362,591       582,149             -        -
      Kingswood, Texas           -               373,894       544,539             -        -
      Rockwall, Texas            -               348,497       652,932             -        -
      Sacramento, California     -               500,623       524,823             -        -
      Show Low, Arizona          -               185,602       503,343             -        -

    KFC Restaurant:
      Deming, New Mexico         -               150,455             -             -        -

    Sagebrush Reataurant:
      Lynchburg, Virginia        -               359,532             -             -        -

    Other:
      Houston, Texas (i)         -               843,699       533,093             -        -
                                             ------------  ------------  ------------  -------

                                             $12,381,275   $11,901,748      $569,297        -
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
                                             ============  ============  ============  =======

Properties the Partnership has
    Invested in Under Direct
    Financing Leases:

    Burger King Restaurants:
      Denver, Colorado           -                     -             -      $403,692        -
      Yelm, Washington           -                     -       694,610             -        -

    Casa Del Rio Restaurant:
      Wadsworth, Ohio            -                     -       264,861             -        -

    Denny's Restaurants:
      Orlando, Florida           -                     -             -       696,187        -
      Abilene, Texas             -                     -             -       534,519        -
      Kent, Ohio                 -               101,488       421,645             -        -
      Cullman, Alabama           -               191,016       577,043             -        -
      Ocean Springs, Mississippi -                     -       324,225             -        -

    Gooney Birds Sports Grill:
      Laurens, South Carolina (g)-               170,905       537,361             -        -



    Hardee's Restaurants:
      Dothan, Alabama            -                     -       407,368             -        -
      Huntersville, North Carolin-                     -       465,665             -        -
      North Augusta, South Caroli-a                    -       457,712             -        -
      Old Fort, North Carolina   -               100,413       457,747             -        -

    KFC Restaurant:
      Deming, New Mexico         -                     -             -       389,033        -

    Sagebrush Restaurant:
      Lynchburg, Virginia        -                     -       648,972             -        -
                                             ------------                ------------  -------
                                                           ------------

                                                $563,822    $5,257,209    $2,023,431        -
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
                                             ============  ============  ============  =======




    Net Cost Basis at Which                                                 Life on Which
   Carried at Close of Period (c)                                          Depreciation in
-----------------------------------------               Date                Latest Income
               Buildings and               Accumulated  of Con-   Date      Statement is
    Land       Improvements     Total      Depreciation structionAcquired     Computed
-------------  ------------  ------------  -----------  -------  -------    -------------






    $359,458      $791,913    $1,151,371     $251,026    1982    06/92          (b)
     266,685       555,656       822,341      176,135    1990    06/92          (b)
     305,813       508,386       814,199      161,151    1987    06/92          (b)
     362,073       575,454       937,527      182,411    1989    06/92          (b)
     438,756            (f)      438,756            -    1992    06/92          (d)
     399,679       363,795       763,474      113,192    1982    09/92          (b)
     472,964       441,860       914,824      136,351    1987    09/92          (b)
     321,505       411,353       732,858      126,937    1982    09/92          (b)
     205,379       461,219       666,598      142,325    1986    09/92          (b)
     220,496       498,434       718,930       68,236    1983    09/98          (b)
     337,806            (f)      337,806            -    1997    01/99          (d)


     187,368            (f)      187,368            -    1992    09/92          (d)


     627,065            (f)      627,065            -    1992    06/92          (d)
     274,220            (f)      274,220            -    1992    07/92          (d)
     587,825       479,369     1,067,194      168,033    1993    09/92          (b)
     303,267            (f)      303,267            -    1992    09/92          (d)



     649,484       947,085     1,596,569      301,164    1992    06/92          (b)
     506,420       975,640     1,482,060      310,244    1992    06/92          (b)
     650,655       975,170     1,625,825      312,856    1992    05/92          (b)


     275,791            (f)      275,791            -    1992    09/92          (d)
     308,894            (f)      308,894            -    1992    09/92          (d)
     201,056            (f)      201,056            -    1992    09/92          (d)


     475,618       447,374       922,992      138,216    1992    09/92          (b)
     350,115       607,530       957,645      187,696    1992    09/92          (b)
     362,591       582,149       944,740      179,855    1992    09/92          (b)
     373,894       544,539       918,433      168,235    1992    09/92          (b)
     348,497       652,932     1,001,429      201,723    1992    09/92          (b)
     500,623       524,823     1,025,446      162,144    1992    09/92          (b)
     185,602       503,343       688,945      155,508    1992    09/92          (b)


     150,455            (f)      150,455            -    1993    09/92          (d)


     359,532            (f)      359,532            -    1992    09/92          (d)


     843,699       533,093     1,376,792        2,332    1998    12/01          (b)
-------------  ------------  ------------  -----------

 $12,213,285   $12,381,117   $24,594,402   $3,645,770
=============  ============  ============  ===========







    $322,726      $791,658    $1,114,384     $243,062    1992    10/92          (b)
=============  ============  ============  ===========







    $293,478      $997,104    $1,290,582     $307,506    1987    10/92          (b)
=============  ============  ============  ===========







    $584,525      $614,142    $1,198,667     $114,818    1992    01/97          (b)
=============  ============  ============  ===========







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

           -
=============







          (f)           (f)           (f)          (d)   1997    02/99          (d)


                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2001


(a) Transactions in real estate and accumulated depreciation during 2001, 2000 and 1999, are summarized as follows:

                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -------------------
            Properties the Partnership has Invested
              in Under Operating Leases:

                 Balance, December 31, 1998                                 $ 24,273,570        $  2,589,785
                 Acquisitions                                                    337,806                  --
                 Depreciation expense                                                 --             426,584
                                                                         ----------------   -------------------

                 Balance, December 31, 1999                                   24,611,376           3,016,369
                 Depreciation expense                                                 --             426,596
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                   24,611,376           3,442,965
                 Disposition                                                  (1,135,848 )          (220,663 )
                 Acquisition                                                   1,376,792                  --
                 Provision for write-down of assets                             (257,918 )                --
                 Depreciation                                                         --             423,468
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                 $ 24,594,402        $  3,645,770
                                                                         ================   =================

            Property of Joint Venture in Which the Partnership has a 76.6%
              Interest and has Invested in Under an Operating Lease:

                 Balance, December 31, 1998                                 $  1,114,384         $   163,895
                 Depreciation expense                                                 --              26,389
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                    1,114,384             190,284
                 Depreciation expense                                                 --              26,389
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                    1,114,384             216,673
                 Depreciation expense                                                 --              26,389
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                 $  1,114,384         $   243,062
                                                                         ================   =================





                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED

                            DEPRECIATION - CONTINUED

                                December 31, 2001

                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -------------------
            Property of Joint Venture in Which the Partnership has 62.16%
              Interest and has Invested in Under Operating Leases:

                 Balance, December 31, 1998                                 $  1,290,582         $   207,798
                 Depreciation expense                                                 --              33,236
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                    1,290,582             241,034
                 Depreciation expense                                                 --              33,236
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                    1,290,582             274,270
                 Depreciation expense                                                 --              33,236
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                 $  1,290,582         $   307,506
                                                                         ================   =================

            Property in Which the Partnership has a 72.58% Interest as
              Tenants-in-Common and has Invested in Under an Operating Lease:

                 Balance, December 31, 1998                                 $  1,441,057         $    46,649
                 Depreciation expense                                                 --              24,201
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                    1,441,057              70,850
                 Depreciation expense                                                 --              24,201
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                    1,441,057              95,051
                 Provision for write-down of assets                             (242,390 )                --
                 Depreciation expense                                                 --              19,767
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                 $  1,198,667         $   114,818
                                                                         ================   =================




                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED

                            DEPRECIATION - CONTINUED

                                December 31, 2001

                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -----------------
            Property in Which the Partnership has a 23% Interest as
              Tenants-in-Common and has Invested in Under an Operating Lease:

                 Balance, December 31, 1998                                     $     --            $     --
                 Acquisitions                                                  1,392,037                  --
                 Depreciation expense                                                 --               4,247
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                    1,392,037               4,247
                 Depreciation expense                                                 --              23,546
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                    1,392,037              27,793
                 Dispositions                                                 (1,392,037 )           (45,454 )
                 Depreciation expense                                                 --              17,661
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                     $     --            $     --
                                                                         =================  ================

            Property of Joint Venture in Which the Partnership has a 42.8%
              Interest and has Invested in Under an Operating Lease:

                 Balance, December 31, 1998                                     $     --            $     --
                 Acquisitions                                                    254,045                  --
                 Depreciation expense (d)                                             --                  --
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                      254,045                  --
                 Depreciation expense (d)                                             --                  --
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                      254,045                  --
                 Depreciation expense (d)                                             --                  --
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                  $   254,045            $     --
                                                                         ================   =================



(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 2001, the aggregate cost of the Properties owned by the Partnership and its consolidated joint ventures, and the unconsolidated joint ventures for federal income tax purposes was $32,775,826 and $4,422,794, respectively. All of the leases are treated as operating leases for federal income tax purposes.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED

                            DEPRECIATION - CONTINUED

                                December 31, 2001


(d) The portion of the lease relating to the building has been recorded as a direct financing lease. The cost of the building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(e) The lease for the land and building has been recorded as a direct financing lease. The cost of the land and building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(f) Certain components of the lease relating to land and building have been recorded as a direct financing lease. Accordingly, costs relating to these components of this lease are not shown.

(g) The restaurant on this Property was converted from a Denny's restaurant to a Hardee's restaurant during 1994.

(h) This Property was exchanged for a Burger King Property previously owned and located in Columbus, Ohio during 1998.

(i) During the year ended December 31, 2001, the Partnership purchased land and building from 2001-A, LP, an affiliate of the General Partners, for an aggregate cost of approximately $1,376,800.