Form 10-Q
period 2002-03-31
CNL INCOME FUND XI LTD
filed 2002-05-15
CIK 879980

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2002
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ____________________ to ______________________

                             Commission file number
                                     0-21560
                     ---------------------------------------


                            CNL Income Fund XI, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                        59-3078854
------------------------------------              ---------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


450 South Orange Avenue
Orlando, Florida                                             32801
-------------------------------------             ---------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 540-2000
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

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                                March 31,               December 31,
                                                                                   2002                     2001
                                                                            -------------------      -------------------
                               ASSETS

   Land and buildings on operating leases, net                                    $ 20,842,111             $ 20,948,632
   Net investment in direct financing leases                                         6,903,303                6,941,611
   Investment in joint ventures                                                      2,385,581                2,389,323
   Cash and cash equivalents                                                         1,303,999                  993,402
   Certificates of deposit                                                                  --                  218,217
   Receivables, less allowance for doubtful accounts
       of $519,854 and $487,127, respectively                                           42,997                  186,780
   Accrued rental income                                                             1,668,901                1,640,219
   Other assets                                                                        130,386                  133,544
                                                                            -------------------      -------------------

                                                                                  $ 33,277,278             $ 33,451,728
                                                                            ===================      ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable and accrued expenses                                            $   20,434               $    9,153
   Real estate taxes payable                                                            41,135                   54,185
   Distributions payable                                                               875,006                  875,006
   Due to related parties                                                               23,544                   16,701
   Rents paid in advance and security deposits                                          71,826                   66,213
                                                                            -------------------      -------------------
       Total liabilities                                                             1,031,945                1,021,258

   Minority interests                                                                  509,678                  509,377

   Partners' capital                                                                31,735,655               31,921,093
                                                                            -------------------      -------------------

                                                                                  $ 33,277,278             $ 33,451,728
                                                                            ===================      ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                    Quarter Ended
                                                                                      March 31,
                                                                                2002              2001
                                                                           ---------------    --------------
Revenues:
    Rental income from operating leases                                         $ 631,921         $ 601,213
    Earned income from direct financing leases                                    227,912           210,312
    Contingent rental income                                                       19,952            17,550
    Interest and other income                                                       1,242            28,317
                                                                           ---------------    --------------
                                                                                  881,027           857,392
                                                                           ---------------    --------------

Expenses:
    General operating and administrative                                           70,362           126,579
    Professional services                                                          22,850            27,153
    Management fees to related party                                               10,802             8,513
    Real estate taxes                                                                  --            26,945
    State and other taxes                                                          21,701            24,556
    Depreciation                                                                  106,521           106,646
    Provision for write-down of assets                                                 --            43,949
                                                                           ---------------    --------------
                                                                                  232,236           364,341
                                                                           ---------------    --------------
Income Before Minority Interests in Income of Consolidated
    Joint Ventures and Equity in Earnings of Unconsolidated
    Joint Ventures                                                                648,791           493,051

Minority Interests in Income of Consolidated
    Joint Ventures                                                                (16,442 )         (16,752 )

Equity in Earnings of Unconsolidated Joint Ventures                                57,219             5,956
                                                                           ---------------    --------------

Net Income                                                                      $ 689,568         $ 482,255
                                                                           ===============    ==============

Net Income Per Limited Partner Unit                                              $   0.17          $   0.12
                                                                           ===============    ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                                           4,000,000         4,000,000
                                                                           ===============    ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                 Quarter Ended           Year Ended
                                                   March 31,            December 31,
                                                      2002                  2001
                                               -------------------    ------------------
General partners:
    Beginning balance                                 $   242,465            $  242,465
    Net income                                                 --                    --
                                               -------------------    ------------------
                                                          242,465               242,465
                                               -------------------    ------------------

Limited partners:
    Beginning balance                                  31,678,628            33,451,336
    Net income                                            689,568             1,727,316
    Distributions ($0.22 and $0.88 per
       limited partner unit, respectively)               (875,006 )          (3,500,024 )
                                               -------------------    ------------------
                                                       31,493,190            31,678,628
                                               -------------------    ------------------

Total partners' capital                              $ 31,735,655          $ 31,921,093
                                               ===================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                          Quarter Ended
                                                                            March 31,
                                                                     2002               2001
                                                                ---------------    ---------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                        $ 990,157          $ 907,519
                                                                ---------------    ---------------

    Cash Flows from Investing Activities:
       Redemption of certificates of deposit                           211,587            208,640
                                                                ---------------    ---------------
              Net cash provided by investing activities                211,587            208,640
                                                                ---------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                              (875,006 )         (875,006 )
       Distributions to holders of minority interests                  (16,141 )          (15,194 )
                                                                ---------------    ---------------
              Net cash used in financing activities                   (891,147 )         (890,200 )
                                                                ---------------    ---------------

Net Increase in Cash and Cash Equivalents                              310,597            225,959

Cash and Cash Equivalents at Beginning of Quarter                      993,402          1,006,620
                                                                ---------------    ---------------

Cash and Cash Equivalents at End of Quarter                         $1,303,999         $1,232,579
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

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001


1.   Basis of Presentation:


     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

     These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XI, Ltd. (the "Partnership") for the year ended December 31, 2001.

     The Partnership accounts for its 85% interest in Denver Joint Venture and its 77.33% interest in CNL/Airport Joint Venture using the consolidation method. Minority interests represent the minority joint venture partners' proportionate share of the equity in the Partnership's consolidated joint ventures. All significant intercompany accounts and transactions have been eliminated.

     Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

2.   Reclassification:

     Certain  items  in  the  prior  year's   financial   statements  have  been
     reclassified to conform to 2002 presentation. These reclassifications had no effect on total partners' capital or net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 20, 1991 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are, in general, triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance, and utilities. As of March 31, 2002, the Partnership owned 40 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 2002 and 2001 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $990,157 and $907,519 for the quarters ended March 31, 2002 and 2001, respectively. The increase in cash from operations for the quarter ended March 31, 2002 was primarily a result of changes in working capital and changes in income and expenses as described in "Results of Operations" below.

         Currently, rental income from the Partnership's Properties and net sales proceeds held by the Partnership are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 2002, the Partnership had $1,303,999 invested in such short-term investments, as compared to $993,402 at December 31, 2001. The increase in cash and cash equivalents at March 31, 2002, as compared to December 31, 2001 was primarily attributable to the fact that the Partnership redeemed several certificates of deposit. The funds remaining at March 31, 2002, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations, the Partnership declared distributions to limited partners of $875,006 for each of the quarters ended March 31, 2002 and 2001. This represents distributions of $0.22 per unit for each applicable quarter. No distributions were made to the general partners for the quarters ended March 31, 2002 and 2001. No amounts distributed to the limited partners for the quarters ended March 31, 2002 and 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $1,031,945 at March 31, 2002 from $1,021,258 at December 31, 2001.
The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarters ended March 31, 2002 and 2001, the Partnership and its consolidated joint ventures, Denver Joint Venture and CNL/Airport Joint Venture, owned and leased 36 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 2002 and 2001, the Partnership, Denver Joint Venture and CNL/Airport Joint Venture earned $859,833 and $811,525, respectively, in rental income from operating leases and earned income from direct financing leases. Rental and earned income was lower during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2002, due to the fact that Phoenix Restaurant Group, Inc. and its Subsidiaries (collectively referred to as "PRG"), the tenant of two Denny's Properties, experienced financial difficulties and ceased paying rent in 2001. As a result, the Partnership stopped recognizing rental and earned income from the Properties in Avon, Colorado and Abilene, Texas, in accordance with the Partnership's revenue recognition policy. In October 2001, PRG filed for Chapter 11 bankruptcy protection. Since the bankruptcy filing, the tenant resumed paying rent. The Partnership has received the rent payments relating to these Properties from the bankruptcy date through March 31, 2002. While PRG has neither rejected nor affirmed these leases, there can be no assurance that these leases will not be rejected in the future. The lost revenues that would result if PRG rejects these leases could have an adverse effect on the results of operations of the Partnership, if the Partnership is not able to re-lease or sell these Properties in a timely manner.

         The increase in rental and earned income during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001 was partially due to the Partnership reinvesting in December 2001, the majority of the net sales proceeds received from the sale of the Property in Sebring, Florida, in a Property in Houston, Texas.

         The increase in rental and earned income during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was partially offset due to the fact that the Partnership provided a rent reduction to the tenant of $16,500 relating to the Property in Yelm, Washington. The Partnership does not anticipate that the rent reduction will have an adverse effect on the financial position of the Partnership.

         During the quarters ended March 31, 2002 and 2001, the Partnership owned and leased three Properties indirectly through joint venture arrangements and owned and leased one Property with affiliates of the general partners as tenants-in-common. In connection therewith, during the quarters ended March 31, 2002 and 2001, the Partnership earned $57,219 and $5,956, respectively, attributable to net income earned by unconsolidated joint ventures. Net income earned by joint ventures was lower during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2002, due to the fact that PRG, the tenant of Corpus Christi, Texas, experienced financial difficulties and ceased paying rent in 2001. As a result, the Partnership and an affiliate of the general partners, as tenants-in-common, in which the Partnership owns an approximate 73% interest, stopped recording rental and earned income in accordance with the Partnership's revenue recognition policy. In October 2001, PRG filed for Chapter 11 bankruptcy protection, as described above. Since the bankruptcy filing, the tenant resumed paying rent. The Partnership and the affiliate, as tenants-in-common, have received the rent payments relating to this Property from the bankruptcy date through March 31, 2002. While PRG has neither rejected nor affirmed this lease, there can be no assurance that the lease will not be rejected in the future. The lost revenues that would result if PRG rejects this lease could have an adverse effect on the results of operations of the Partnership, if the Partnership is not able to re-lease or sell this Property in a timely manner. In addition, the Partnership and the affiliate, as tenants-in-common of this Property, recorded during the quarter ended March 31, 2001 a provision for write-down of assets of $26,872 in previously accrued rental income relating to this Property. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The provision represented the difference between the carrying value of the property, including the accumulated accrued rental income, and the general partners' estimated fair value of the property. No such provisions were recorded in 2002.

         The increase in net income earned by joint ventures during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was partially offset by the fact that in October 2001, the Partnership and CNL Income Fund VI, Ltd., as tenants-in-common, sold the Property in Round Rock, Texas, in which the Partnership owned a 23% interest. Equity in earnings of joint ventures is expected to remain at reduced amounts while rental and earned income are expected to increase due to the fact that the Partnership reinvested the net sales proceeds from the 2001 sale of this Property, held as tenants-in-common, with an affiliate of the general partners, in a wholly owned Property.

         In addition, for the quarters ended March 31, 2002 and 2001, the Partnership and its consolidated joint ventures earned $1,242 and $28,317, respectively, in interest and other income. The decrease in interest and other income during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was primarily attributable to the redemption of certificates of deposit held by the Partnership.

         Operating expenses, including depreciation and amortization expense and provisions for write-down of assets, were $232,236 and $364,341 for the quarters ended March 31, 2002 and 2001, respectively. The decrease in operating expenses during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was partially attributable to the fact that during the quarter ended March 31, 2001, the Partnership recorded a provision for write-down of assets of $43,949 in previously accrued rental income relating to the Property located in Sebring, Florida. No such provisions were recorded during the quarter ended March 31, 2002. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The provision represented the difference between the carrying value of the Property, including the accumulated accrued rental income, and the estimated net sales proceeds from the anticipated sale of the Property. The Partnership sold this Property in November 2001.

         In addition, the decrease in operating expenses during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was partially due to the fact that the Partnership incurred real estate taxes in 2001 relating to the Property in Avon, Colorado. The tenant, PRG, experienced financial difficulties, as described above. Since the bankruptcy filing, the tenant resumed paying rent. The decrease during the quarter ended March 31, 2002, was also partially attributable to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.


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

                    10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Included as
                            Exhibit 10.4 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001, and incorporated herein by reference.)

                    (b)     Reports on Form 8-K

                            No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 10th day of May, 2002.


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