Form 10-Q
period 2002-06-30
CNL INCOME FUND XI LTD
filed 2002-08-14
CIK 879980

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2002
   --------------------------------------------------------------------------

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


                            CNL Income Fund XI, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Florida                                         59-3078854
---------------------------------              ------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


450 South Orange Avenue
Orlando, Florida                                           32801
----------------------------------              -----------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                  (407) 540-2000
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

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS




                                                                                 June 30,              December 31,
                                                                                   2002                    2001
                                                                             -----------------       ------------------
                              ASSETS

  Land and buildings on operating leases, net                                    $ 18,591,232            $  18,782,001
  Net investment in direct financing leases                                         6,365,194                6,443,181
  Real estate held for sale                                                         1,447,423                2,746,974
  Investment in joint ventures                                                      4,567,325                2,389,323
  Cash and cash equivalents                                                         1,478,518                  993,402
  Certificates of deposit                                                                  --                  218,217
  Receivables, less allowance for doubtful accounts
      of $321,527 and $487,127, respectively                                           16,158                  186,780
  Accrued rental income                                                             1,619,066                1,558,306
  Other assets                                                                        134,502                  133,544
                                                                             -----------------       ------------------

                                                                                 $ 34,219,418            $  33,451,728
                                                                             =================       ==================



                 LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable and accrued expenses                                            $    3,690              $     9,153
  Real estate taxes payable                                                            15,666                   54,185
  Distributions payable                                                               875,006                  875,006
  Due to related parties                                                               23,469                   16,701
  Rents paid in advance and security deposits                                          72,709                   66,213
                                                                             -----------------       ------------------
      Total liabilities                                                               990,540                1,021,258

  Minority interests                                                                  509,056                  509,377

  Partners' capital                                                                32,719,822               31,921,093
                                                                             -----------------       ------------------

                                                                                 $ 34,219,418            $  33,451,728
                                                                             =================       ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                          Quarter Ended                  Six Months Ended
                                                                             June 30,                        June 30,
                                                                      2002              2001            2002            2001
                                                                  -------------     -------------  --------------   -------------
Revenues:
    Rental income from operating leases                              $ 621,086         $ 572,017     $ 1,209,707      $1,125,191
    Earned income from direct financing leases                         314,175           204,332         525,141         397,678
    Interest and other income                                           49,159            12,412          49,249          40,729
                                                                  -------------     -------------  --------------   -------------
                                                                       984,420           788,761       1,784,097       1,563,598
                                                                  -------------     -------------  --------------   -------------

Expenses:
    General operating and administrative                                69,130            86,201         153,214         227,272
    Property expenses                                                   25,092            92,478          32,624         132,085
    Management fees to related party                                    13,133             8,026          23,934          16,539
    State and other taxes                                               10,078             5,313          31,779          29,869
    Depreciation                                                        94,879            95,002         190,769         190,005
    Provision for write-down of assets                                      --            61,588              --         105,537
                                                                  -------------     -------------  --------------   -------------
                                                                       212,312           348,608         432,320         701,307
                                                                  -------------     -------------  --------------   -------------
Income Before Minority Interests in Income of Consolidated
    Joint Ventures and Equity in Earnings of Unconsolidated
    Joint Ventures                                                     772,108           440,153       1,351,777         862,291

Minority Interests in Income of Consolidated
    Joint Ventures                                                     (16,999 )         (16,376 )       (33,441 )       (33,128 )

Equity in Earnings of Unconsolidated Joint Ventures                    584,639           (50,171 )       641,858         (44,215 )
                                                                  -------------     -------------  --------------   -------------

Income from Continuing Operations                                    1,339,748           373,606       1,960,194         784,948
                                                                  -------------     -------------  --------------   -------------

Discontinued Operations (Note 4):
    Income from discontinued operations, net                            77,278            74,925         146,401         145,838
    Gain on disposal of discontinued operations, net                   442,146                --         442,146              --
                                                                  -------------     -------------  --------------   -------------
                                                                       519,424            74,925         588,547         145,838
                                                                  -------------     -------------  --------------   -------------

Net Income                                                          $1,859,172         $ 448,531     $ 2,548,741       $ 930,786
                                                                  =============     =============  ==============   =============

Income Per Limited Partner Unit
    Continuing Operations                                             $   0.33          $   0.09       $    0.49        $   0.20
    Discontinued Operations                                               0.13              0.02            0.15            0.03
                                                                  -------------     -------------  --------------   -------------

Total                                                                 $   0.46          $   0.11       $    0.64        $   0.23
                                                                  =============     =============  ==============   =============

Weighted Average Number of Limited Partner
    Units Outstanding                                                4,000,000         4,000,000       4,000,000       4,000,000
                                                                  =============     =============  ==============   =============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                           Six Months Ended          Year Ended
                                                                               June 30,             December 31,
                                                                                 2002                   2001
                                                                          --------------------    ------------------
General partners:
    Beginning balance                                                           $     242,465          $    242,465
    Net income                                                                             --                    --
                                                                          --------------------    ------------------
                                                                                      242,465               242,465
                                                                          --------------------    ------------------

Limited partners:
    Beginning balance                                                              31,678,628            33,451,336
    Net income                                                                      2,548,741             1,727,316
    Distributions ($0.44 and $0.88 per
       limited partner unit, respectively)                                         (1,750,012 )          (3,500,024 )
                                                                          --------------------    ------------------
                                                                                   32,477,357            31,678,628
                                                                          --------------------    ------------------

Total partners' capital                                                        $   32,719,822          $ 31,921,093
                                                                          ====================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                          Six Months Ended
                                                                                           June 30,
                                                                                    2002               2001
                                                                               ---------------    ---------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                    $  2,162,728        $ 1,597,124
                                                                               ---------------    ---------------

    Cash Flows from Investing Activities:
       Proceeds from sale of assets                                                 1,734,373                 --
       Investment in joint ventures                                                (1,839,798 )               --
       Redemption of certificates of deposit                                          211,587            208,640
                                                                               ---------------    ---------------
              Net cash provided by investing activities                               106,162            208,640
                                                                               ---------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                           (1,750,012 )       (1,750,012 )
       Distributions to holders of minority interests                                 (33,762 )          (30,847 )
                                                                               ---------------    ---------------
              Net cash used in financing activities                                (1,783,774 )       (1,780,859 )
                                                                               ---------------    ---------------

Net Increase in Cash and Cash Equivalents                                             485,116             24,905

Cash and Cash Equivalents at Beginning of Period                                      993,402          1,006,620
                                                                               ---------------    ---------------

Cash and Cash Equivalents at End of Period                                       $  1,478,518        $ 1,031,525
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

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.       Investment in Joint Ventures:

         In June 2002, the Partnership invested in two properties in Universal City and Schertz, Texas, as two separate tenants-in-common arrangements with CNL Income Fund VI, Ltd., a Florida limited partnership and affiliate of the general partners. The Partnership acquired both properties from CNL Funding 2001-A, LP, an affiliate of the general partners (see Note 5). The Partnership and CNL Income Fund VI, Ltd. entered into agreements whereby each co-tenant will share in the profits and losses of each property in proportion to its applicable percentage interest. As of June 30, 2002, the Partnership contributed approximately $897,200 and $942,500 for an 85.8% and a 90.5% interest, respectively, in these properties.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


3.       Investment in Joint Ventures - Continued:

         In June 2002, Ashland Joint Venture, in which the Partnership has a 62.16% interest, sold its Burger King property in Ashland, New Hampshire to the tenant and received net sales proceeds of approximately $1,472,900, resulting in a gain of approximately $500,900. The financial results relating to this property are reflected as Discontinued Operations below. The Joint Venture reinvested in June 2002 the majority of the net sales proceeds from the sale of this property in a property in San Antonio, Texas. The Joint Venture acquired the property from CNL Funding 2001-A, LP an affiliate of the general partners for an approximate cost of $1,343,000 (see Note 5).

         Ashland Joint Venture, Des Moines Real Estate Joint Venture, Portsmouth Joint Venture, each owned and leased one property to an operator of national fast-food restaurants. In addition, the Partnership and affiliates, as tenants-in-common in three separate tenants-in-common arrangements, each owned and leased one property to an operator of national fast-food restaurants. The following presents the combined, condensed financial information for the unconsolidated joint ventures and the properties held as tenants-in-common with affiliates at:

                                                                          June 30,                        December 31,
                                                                            2002                              2001
                                                                        --------------                   ---------------
        Land and buildings on operating leases, net                       $ 5,606,536                      $  2,209,218
        Net investment in direct financing lease                              311,170                           313,339
        Real estate held for sale                                                  --                           983,074
        Cash                                                                   68,298                            15,352
        Restricted cash                                                       120,308                                --
        Receivables less, allowance for doubtful
            accounts                                                            6,431                             7,383
        Accrued rental income                                                 124,091                             7,543
        Other assets                                                            4,160                           115,767
        Liabilities                                                               110                            29,240
        Partners' capital                                                   6,240,884                         3,622,436


                                                           Quarter Ended June 30,          Six Months Ended June 30,
                                                          2002               2001            2002             2001
                                                       ------------      -------------   --------------  ---------------

        Revenues                                         $ 399,018          $  78,400        $ 486,950       $  118,242
        Expenses                                           (25,531 )         (134,448 )        (44,421 )       (156,433 )
                                                       ------------      -------------   --------------  ---------------
            Income (loss) from continuing operations       373,487            (56,048 )        442,529          (38,191 )
                                                       ------------      -------------   --------------  ---------------

        Discontinued operations:
            Revenues                                        25,026             30,474           51,147           60,948
            Expenses                                       (15,492 )          (14,457 )        (24,220 )        (24,708 )
            Gain on disposal of assets                     500,912                 --          500,912               --
                                                       ------------      -------------   --------------  ---------------
                                                           510,446             16,017          527,839           36,240
                                                       ------------      -------------   --------------  ---------------

        Net Income (Loss)                                $ 883,933         $  (40,031 )      $ 970,368       $   (1,951 )
                                                       ============      =============   ==============  ===============


                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


3.       Investment in Joint Ventures - Continued:

         The Partnership recognized income of $641,858 and a loss of $44,215 during the six months ended June 30, 2002 and 2001, respectively, from these joint ventures, of which income of $584,639 and a loss of $50,171 were recorded during the quarters ended June 30, 2002 and 2001, respectively.

4.       Discontinued Operations:

         In June 2002, the Partnership sold its Burger King properties in Columbus, Ohio and East Detroit, Michigan to the tenant and received net sales proceeds of approximately $1,734,400, resulting in a gain of approximately $442,100. In addition, as of June 30, 2002, the
         Partnership was negotiating two separate agreements to sell the properties in Highlands, California and Kent, Ohio.

         As a result, the Partnership reclassified the assets relating to these properties from direct financing leases, and from land and building on operating leases, to real estate held for sale. The properties were recorded at the lower of their carrying amounts or fair value less cost to sell. The Partnership stopped recording depreciation and accrued rental income once the properties were placed up for sale. The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.

         The operating results of discontinued operations are as follows:

                                                          Quarter Ended June 30,            Six Months Ended June 30,
                                                          2002              2001            2002            2001
                                                      -------------     --------------  -------------   --------------
         Rental revenues                                 $  85,415         $   86,610      $ 165,614          169,167
         Expenses                                           (8,137 )          (11,685 )      (19,213 )        (23,329 )
         Gain on disposal of assets                        442,146                 --        442,146               --
                                                      -------------     --------------  -------------   --------------
         Income from discontinued operations             $ 519,424         $   74,925      $ 588,547          145,838
                                                      =============     ==============  =============   ==============

5.       Related Party Transactions:

         In June 2002, the Partnership and CNL Income Fund VI, Ltd. acquired two properties in Universal City and Schertz, Texas, each Property as a separate tenants-in-common arrangement, from CNL Funding 2001-A, LP, for a total purchase price of approximately $2,087,200 (see Note 3). In addition, in June 2002, Ashland Joint Venture acquired a property in San Antonio, Texas, from CNL Funding 2001-A, LP, for a purchase price of approximately $1,343,000 (see Note 3). CNL Funding 2001-A, LP is an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the properties in order to facilitate the acquisition of the properties by the Partnership. The purchase price paid by the Partnership and the joint venture represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the properties, including closing costs.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 20, 1991 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are, in general, triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance, and utilities. As of June 30, 2001, the Partnership owned 34 Properties directly and seven Properties indirectly, through joint venture or tenancy in common arrangements. As of June 30, 2002, the Partnership owned 32 Properties directly and eight Properties indirectly, through joint venture or tenancy in common arrangements.

Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 2002 and 2001 was cash from operating activities (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operating activities was $2,162,728 and $1,597,124 for the six months ended June 30, 2002 and 2001, respectively. The increase in cash from operating activities for the six months ended June 30, 2002 was primarily a result of changes in working capital and changes in income and expenses as described in "Results of Operations" below.

         Other sources and uses of capital included the following during the six months ended June 30, 2002.

         In June 2002, the Partnership sold its Burger King properties in Columbus, Ohio and East Detroit, Michigan, to the tenant and received net sales proceeds of approximately $1,734,400, resulting in a gain of approximately $442,100. The Partnership reinvested in June 2002 the majority of the net sales proceeds from the sale of these Properties in two Properties in Universal City and Schertz, Texas, each Property as a separate tenants-in-common arrangement with CNL Income Fund VI, Ltd., a Florida limited partnership and affiliate of the general partners. The Partnership and CNL Income Fund VI, Ltd. entered into agreements whereby each co-tenant will share in the profits and losses of each property in proportion to its applicable percentage interest. As of June 30, 2002, the Partnership contributed approximately $897,200 and $942,500 for an 85.8% and a 90.5% interest, respectively, in these properties. In addition, in June 2002, Ashland Joint Venture, in which the Partnership has a 62.16% interest, sold its Burger King property in Ashland, New Hampshire to the tenant and received net sales proceeds of approximately $1,472,900, resulting in a gain of approximately $500,900. The Joint Venture reinvested in June 2002 the majority of the net sales proceeds from the sale of this Property in a Property in San Antonio, Texas.

         The Partnership acquired these properties from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Properties in order to facilitate the acquisition of the Properties by the Partnership. The purchase prices paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire the Properties, including closing costs. The general partners believe that the transactions, or a portion thereof, relating to the sales of the Properties and the reinvestment of the proceeds will qualify as like-kind exchange transactions for federal income tax purposes. The Partnership anticipates that its distributions will be sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the transactions.

         Currently, rental income from the Partnership's Properties and net sales proceeds held by the Partnership are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 2002, the Partnership had $1,478,518 invested in such short-term investments, as compared to $993,402 at December 31, 2001. The increase in cash and cash equivalents at June 30, 2002, as compared to December 31, 2001 was primarily attributable to the fact that the Partnership received payment of past due rents as described below in "Results of Operations." The funds remaining at June 30, 2002, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $1,750,012 for each of the six months ended June 30, 2002 and 2001 ($875,006 for each of the quarters ended June 30, 2002 and 2001). This represents distributions of $0.44 per unit for each of the six months ended June 30, 2002 and 2001 ($0.22 per unit for each applicable quarter). No distributions were made to the general partners for the six months ended June 30, 2002 and 2001. No amounts distributed to the limited partners for the six months ended June 30, 2002 and 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, decreased to $990,540 at June 30, 2002 from $1,021,258 at December 31, 2001, primarily as a result of a decrease in real estate taxes payable at June 30, 2002, as compared to December 31, 2001. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $1,734,848 for the six months ended June 30, 2002, as compared to $1,522,869 for the six months ended June 30, 2001, of which $935,261 and $776,349 were earned during the second quarter of 2002 and 2001, respectively. Rental revenues were lower during the quarter and six months ended June 30, 2001, as compared to the same period in 2002, due to the fact that Phoenix Restaurant Group, Inc. and its Subsidiaries (collectively referred to as "PRG"), the tenant of two Denny's Properties, experienced financial difficulties and ceased paying rent in 2001. As a result, the Partnership stopped recognizing rental revenues from the Properties in Avon, Colorado and Abilene, Texas, in accordance with the Partnership's revenue recognition policy. In October 2001, PRG filed for Chapter 11 bankruptcy protection. Since the bankruptcy filing, the tenant resumed paying rent. The Partnership received from PRG the rent payments relating to these Properties from the bankruptcy date through May, 2002. During May 2002, PRG assigned its leases to two new tenants. All other lease terms remained unchanged and are substantially the same as the Partnership's other leases. As a result of the assignment relating to the Property in Abilene, Texas, the Partnership collected from one of the new tenants $158,000 in past due rents which were reserved in 2001.

         The increase in rental revenues during the quarter and six months ended June 30, 2002, as compared to the same periods in 2001, was partially due to the acquisition of a Property in Houston, Texas in December 2001 with the majority of the net sales proceeds received from the sale of the Property in Sebring, Florida.

         The increase in rental revenues during the six months ended June 30, 2002, as compared to the same period in 2001, was partially offset by the fact that the Partnership provided a rent reduction of $16,500 to the tenant of the Property in Yelm, Washington. The Partnership does not anticipate that the rent reduction will have an adverse effect on the financial position of the Partnership.

         The increase in rental revenues during the quarter and six months ended June 30, 2002, was also partially offset by the fact that the tenant for the Properties in Oklahoma City, Oklahoma and McAllen, Texas exercised its lease option for a contingent rent reduction to be applied towards Property renovations.

         During the six months ended June 30, 2002 and 2001, the Partnership recognized income of $641,858 and a loss of $44,215, respectively, attributable to net operating results reported by unconsolidated joint ventures, of which income of $584,639 and a loss of $50,171 were reported during the quarters ended June 30, 2002 and 2001, respectively. Net operating results reported by joint ventures were lower during the six months ended June 30, 2001, as compared to the same period in 2002, due to the fact that PRG, the tenant of Corpus Christi, Texas, experienced financial difficulties and ceased paying rent in 2001. As a result, the Partnership and an affiliate of the general partners, as tenants-in-common, in which the Partnership owns an approximate 73% interest, stopped recording rental revenues in accordance with the Partnership's revenue recognition policy. Net operating results reported by joint ventures were also lower during the quarter and six months ended June 30, 2001, as compared to the same periods in 2002, due to the fact that the Partnership incurred Property related expenses such as, legal fees, insurance and real estate taxes relating this Property. In October 2001, PRG filed for Chapter 11 bankruptcy protection, as described above. Since the bankruptcy filing, the tenant resumed paying rent. The Partnership and the affiliate, as tenants-in-common, received from PRG the rent payments relating to this Property from the bankruptcy date through April, 2002. During April 2002, PRG assigned its lease to a new tenant, an affiliate of the general partners. All other lease terms remained unchanged and are substantially the same as the Partnership's other leases. As a result of the assignment relating to this Property, the Partnership collected from the new tenant $309,700 in past due rents which were reserved in 2002 and 2001. The Partnership and the affiliate, as tenants-in-common of this Property, recorded during the six months ended June 30, 2001 a provision for write-down of assets of approximately $55,700 in previously accrued rental income relating to this Property. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The provision represented the difference between the carrying value of the Property and its fair value.

         The increase in net income earned by unconsolidated joint ventures during the quarter and six months ended June 30, 2002, as compared to the same period in 2001, was partially due to the fact that in June 2002, Ashland Joint Venture, in which the Partnership owns a 62.16% interest, sold its Property in Ashland, New Hampshire, to the tenant and recognized a gain of approximately $500,900, as described below.

         The increase in net income earned by unconsolidated joint ventures during the quarter and six months ended June 30, 2002 was also partially due to the fact that in June 2002, the Partnership invested in two Properties in Universal City and Schertz, Texas, each Property as a separate tenants-in-common arrangement with CNL Income Fund VI, Ltd., a Florida limited partnership and affiliate of the general partners.

         During the six months ended June 30, 2002 and 2001, the Partnership and its consolidated joint ventures earned $49,249 and $40,729, respectively, in interest and other income, of which $49,159 and $12,412 were earned during the quarters ended June 30, 2002 and 2001, respectively. The increase in interest and other income during the quarter and six months ended June 30, 2002 was due to the fact that the Partnership collected $29,800 in previously reserved reimbursable charges relating to the Property in Abilene, Texas, as described above. The increase in interest and other income during the six months ended June 30, 2002 was offset by a decrease in interest income attributable to the redemption of certificates of deposit held by the Partnership.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets, were $432,320 and $701,307 for the six months ended June 30, 2002 and 2001, respectively, of which $212,312 and $348,608 were incurred during the quarters ended June 30, 2002 and 2001, respectively. Operating expenses were higher during the quarter and six months ended June 30, 2001, as compared to the same period in 2002, due to the fact that the Partnership recorded provisions for write-down of assets in the amount of $61,588 in the quarter and six months ended June 30, 2001, relating to previously accrued rental income, for the Properties in Abilene, Texas and Avon, Colorado as a result of the financial difficulties PRG experienced, as described above. During the six months ended June 30, 2001, the Partnership also recorded a provision for write-down of assets of $43,949 in previously accrued rental income relating to the Property located in Sebring, Florida. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The provisions represented the difference between the carrying value of the Properties and their fair value at June 30, 2001. The Partnership sold the Property in Sebring, Florida in November 2001, and PRG assigned the leases relating to the two Properties in May 2002.

         Operating expenses were also higher during the six months ended June 30, 2001, as compared to the same period in 2002, due to real estate taxes incurred in 2001 relating to the Property in Avon, Colorado. The tenant, PRG, experienced financial difficulties, as described above. During the six months ended June 30, 2002, the Partnership incurred lower administrative expenses for servicing the Partnership and its Properties.

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

         In June 2002, the Partnership sold its Burger King properties in Columbus, Ohio and East Detroit, Michigan, to the tenant resulting in a gain of approximately $442,100, as described above in "Capital Resources." In addition, the Partnership is negotiating two separate agreements to sell the properties in Highlands, California and Kent, Ohio. The Partnership expects to use the proceeds from the anticipated sales to reinvest in additional income producing Properties. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership reclassified the assets relating to these Properties from land and building on operating leases, direct financing leases and accrued rental income to real estate held for sale. The Properties were recorded at the lower of their carrying amounts or fair value less cost to sell. The Partnership stopped recording depreciation and accrued rental income upon placing the Properties up for sale. The Partnership recognized net rental income (rental income relating to the Properties less Property related expenses) of $146,401 and $145,838 during the six months ended June 30, 2002 and 2001, respectively, of which $77,278 and $74,925 were earned during the quarters ended June 30, 2002 and 2001, respectively. The amounts were reported as Discontinued Operations in the financial statements.

         In June 2002, Ashland Joint Venture, in which the Partnership has a 62.16% interest, sold its Burger King property in Ashland, New Hampshire to the tenant and received net sales proceeds of approximately $1,472,900, resulting in a gain of approximately $500,900, as discussed above in "Capital Resources." Ashland Joint Venture recognized net rental income (rental revenues less Property related expenses) of $26,927 and $36,240 during the six months ended June 30, 2002 and 2001, respectively, of which $9,534 and $16,017 were earned during the quarters ended June 30, 2002 and 2001, respectively. The Partnership's pro-rata share of these amounts are included in equity in earnings of unconsolidated joint ventures in the accompanying financial statements.


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

                     10.4 Assignment  of  Management  Agreement  from  CNL  Fund
                          Advisors,  Inc. to CNL APF  Partners,  LP (Included as
                          Exhibit 10.4 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001, and incorporated herein by reference.)

                     10.5 Assignment  of  Management   Agreement  from  CNL  APF
                          Partners, LP to CNL Restaurants XVIII, Inc. (Filed herewith.)

                     (b)  Reports on Form 8-K

                          No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED this 12th day of August, 2002.


                                          CNL INCOME FUND XI, LTD.

                                          By:CNL REALTY CORPORATION
                                             General Partner


                                             By:/s/ James M. Seneff, Jr.
                                                ------------------------------
                                                JAMES M. SENEFF, JR.
                                                Chief Executive Officer
                                                (Principal Executive Officer)


                                             By:/s/ Robert A. Bourne
                                                ------------------------------
                                                ROBERT A. BOURNE
                                                President and Treasurer
                                                (Principal Financial and
                                                Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund XI, Ltd. (the "Partnership"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Partnership's Quarterly Report on Form 10-Q for the period ending June 30, 2002 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



Date:   August 12, 2002                          /s/ James M. Seneff, Jr.
                                                 ----------------------------
                                                 Name:  James M. Seneff, Jr.
                                                 Title: Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Robert A. Bourne, the President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund XI, Ltd. (the "Partnership"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Partnership's Quarterly Report on Form 10-Q for the period ending June 30, 2002 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



Date:  August 12, 2002                        /s/ Robert A. Bourne
                                              ------------------------------
                                              Name:  Robert A. Bourne
                                              Title: President and Treasurer

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

        10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP (Included as Exhibit 10.4 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001, and incorporated herein by reference.)

        10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Filed herewith.)

                                  EXHIBIT 10.5