Form 10-Q
period 2002-09-30
CNL INCOME FUND XI LTD
filed 2002-11-12
CIK 879980

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2002
   --------------------------------------------------------------------------

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


                            CNL Income Fund XI, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Florida                                            59-3078854
-------------------------------------              --------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


450 South Orange Avenue
Orlando, Florida                                              32801
-------------------------------------              --------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 540-2000
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





                                                                       Page
Part I.

     Item 1.   Financial Statements:

                   Condensed Balance Sheets                             1

                   Condensed Statements of Income                       2

                   Condensed Statements of Partners' Capital            3

                   Condensed Statements of Cash Flows                   4

                   Notes to Condensed Financial Statements              5-7

     Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                  8-11

     Item 3.   Quantitative and Qualitative Disclosures About
                   Market Risk                                          11

     Item 4.   Controls and Procedures                                  11-12

Part II.

     Other Information                                                  13-14

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS




                                                                              September 30,            December 31,
                                                                                   2002                    2001
                                                                             -----------------       ------------------
                              ASSETS

  Land and buildings on operating leases, net                                    $ 19,355,205            $  19,645,302
  Net investment in direct financing leases                                         6,819,432                6,941,611
  Real estate held for sale                                                                --                1,303,330
  Investment in joint ventures                                                      4,441,906                2,389,323
  Cash and cash equivalents                                                         1,648,907                  993,402
  Certificates of deposit                                                                  --                  218,217
  Receivables, less allowance for doubtful accounts
      of $21,955 and $487,127, respectively                                            58,382                  182,619
  Due from related parties                                                                 --                    4,161
  Accrued rental income                                                             1,734,567                1,640,219
  Other assets                                                                        129,295                  133,544
                                                                             -----------------       ------------------

                                                                                 $ 34,187,694            $  33,451,728
                                                                             =================       ==================



                 LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable and accrued expenses                                            $    6,077              $     9,153
  Real estate taxes payable                                                            24,925                   54,185
  Distributions payable                                                               875,006                  875,006
  Due to related parties                                                               44,814                   16,701
  Rents paid in advance and security deposits                                          55,824                   66,213
                                                                             -----------------       ------------------
      Total liabilities                                                             1,006,646                1,021,258

  Minority interests                                                                  506,670                  509,377

  Partners' capital                                                                32,674,378               31,921,093
                                                                             -----------------       ------------------

                                                                                 $ 34,187,694            $  33,451,728
                                                                             =================       ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF OPERATIONS


                                                                          Quarter Ended                  Nine Months Ended
                                                                          September 30,                    September 30,
                                                                      2002              2001            2002            2001
                                                                  -------------     -------------  --------------   -------------
Revenues:
    Rental income from operating leases                              $ 614,019         $ 559,860     $ 1,881,584      $1,682,884
    Earned income from direct financing leases                         230,839           214,294         784,225         645,910
    Contingent rental income                                            76,756            31,903          79,404          85,671
    Interest and other income                                            5,992             7,787          55,241          48,516
                                                                  -------------     -------------  --------------   -------------
                                                                       927,606           813,844       2,800,454       2,462,981
                                                                  -------------     -------------  --------------   -------------

Expenses:
    General operating and administrative                                66,484            41,200         219,698         268,472
    Property expenses                                                   35,305            61,295          68,500         122,525
    Provision for doubtful accounts                                         --             3,301              --          74,197
    Management fees to related party                                     8,224             8,911          32,158          25,450
    State and other taxes                                                   --                --          31,779          29,869
    Depreciation                                                        92,039            99,375         290,097         298,133
    Provision for write-down of assets                                      --           522,449              --         627,986
                                                                  -------------     -------------  --------------   -------------
                                                                       202,052           736,531         642,232       1,446,632
                                                                  -------------     -------------  --------------   -------------
Income Before Minority Interests in Income of Consolidated
    Joint Ventures and Equity in Earnings (Losses) of
    Unconsolidated Joint Ventures                                      725,554            77,313       2,158,222       1,016,349

Minority Interests in Income of Consolidated
    Joint Ventures                                                     (14,985 )         (16,748 )       (48,426 )       (49,876 )

Equity in Earnings (Losses) of Unconsolidated Joint Ventures           118,993          (157,573 )       760,851        (201,788 )
                                                                  -------------     -------------  --------------   -------------

Income (loss) from Continuing Operations                               829,562           (97,008 )     2,870,647         764,685
                                                                  -------------     -------------  --------------   -------------

Discontinued Operations (Note 4):
    Income from discontinued operations, net                                --            33,878          65,510         102,971
    Gain on disposal of discontinued operations, net                        --                --         442,146              --
                                                                  -------------     -------------  --------------   -------------
                                                                            --            33,878         507,656         102,971
                                                                  -------------     -------------  --------------   -------------

Net Income (Loss)                                                    $ 829,562        $  (63,130 )   $ 3,378,303       $ 867,656
                                                                  =============     =============  ==============   =============

Income (Loss) Per Limited Partner Unit
    Continuing Operations                                             $   0.21         $   (0.03 )     $    0.71        $   0.19
    Discontinued Operations                                                 --              0.01            0.13            0.03
                                                                  -------------     -------------  --------------   -------------

Total                                                                 $   0.21         $   (0.02 )     $    0.84        $   0.22
                                                                  =============     =============  ==============   =============

Weighted Average Number of Limited Partner
    Units Outstanding                                                4,000,000         4,000,000       4,000,000       4,000,000
                                                                  =============     =============  ==============   =============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                          Nine Months Ended          Year Ended
                                                                            September 30,           December 31,
                                                                                 2002                   2001
                                                                         ---------------------    ------------------
General partners:
    Beginning balance                                                          $      242,465          $    242,465
    Net income                                                                             --                    --
                                                                         ---------------------    ------------------
                                                                                      242,465               242,465
                                                                         ---------------------    ------------------

Limited partners:
    Beginning balance                                                              31,678,628            33,451,336
    Net income                                                                      3,378,303             1,727,316
    Distributions ($0.66 and $0.88 per
       limited partner unit, respectively)                                         (2,625,018 )          (3,500,024 )
                                                                         ---------------------    ------------------
                                                                                   32,431,913            31,678,628
                                                                         ---------------------    ------------------

Total partners' capital                                                       $    32,674,378          $ 31,921,093
                                                                         =====================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                    2002               2001
                                                                               ---------------    ---------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                    $  3,225,494        $ 2,443,001
                                                                               ---------------    ---------------

    Cash Flows from Investing Activities:
       Proceeds from sale of assets                                                 1,734,373                 --
       Investment in joint ventures                                                (1,839,798 )               --
       Redemption of certificates of deposit                                          211,587             41,230
                                                                               ---------------    ---------------
              Net cash provided by investing activities                               106,162             41,230
                                                                               ---------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                           (2,625,018 )       (2,625,018 )
       Distributions to holders of minority interests                                 (51,133 )          (47,555 )
                                                                               ---------------    ---------------
              Net cash used in financing activities                                (2,676,151 )       (2,672,573 )
                                                                               ---------------    ---------------

Net Increase (decrease) in Cash and Cash Equivalents                                  655,505           (188,342 )

Cash and Cash Equivalents at Beginning of Period                                      993,402          1,006,620
                                                                               ---------------    ---------------

Cash and Cash Equivalents at End of Period                                       $  1,648,907         $  818,278
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

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


1.      Basis of Presentation:

        The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.      Investment in Joint Ventures:

        In June 2002, the Partnership invested in two properties in Universal City and Schertz, Texas, as two separate tenants-in-common arrangements with CNL Income Fund VI, Ltd., a Florida limited partnership and affiliate of the general partners. The Partnership acquired both properties from CNL Funding 2001-A, LP, an affiliate of the general partners (see Note 5). The Partnership and CNL Income Fund VI, Ltd. entered into agreements whereby each co-tenant will share in the profits and losses of each property in proportion to its applicable percentage interest. As of September 30, 2002, the Partnership contributed approximately $897,200 and $942,500 for an 85.8% and a 90.5% interest, respectively, in these properties.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


3.      Investment in Joint Ventures - Continued:

        In June 2002, Ashland Joint Venture, in which the Partnership has a 62.16% interest, sold its Burger King property in Ashland, New Hampshire to the tenant and received net sales proceeds of approximately $1,472,900, resulting in a gain of approximately $500,900. The financial results relating to this property are reflected as Discontinued Operations below. The Joint Venture reinvested in June 2002 the majority of the net sales proceeds from the sale of this property in a property in San Antonio, Texas. The Joint Venture acquired the property from CNL Funding 2001-A, LP, an affiliate of the general partners, for an approximate cost of $1,343,000 (see Note 5).

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

                                                                      September 30,                  December 31,
                                                                           2002                          2001
                                                                     ---------------               ----------------
         Land and buildings on operating leases, net                    $  5,579,308                   $  2,209,218
         Net investment in direct financing lease                            310,042                        313,339
         Real estate held for sale                                                --                        983,074
         Cash                                                                 27,603                         15,352
         Receivables less, allowance for doubtful
             accounts                                                             --                          7,383
         Accrued rental income                                               142,834                          7,543
         Other assets                                                          6,240                        115,767
         Liabilities                                                          14,564                         29,240
         Partners' capital                                                 6,051,463                      3,622,436


                                                               Quarter Ended              Nine Months Ended
                                                               September 30,                 September 30,
                                                           2002            2001           2002            2001
                                                        -----------    --------------  ------------  ---------------

         Revenues                                        $ 189,739        $  138,770     $ 676,689       $  257,012
         Expenses                                          (27,489 )         (20,364 )     (71,910 )       (176,797 )
         Provision for write-down of assets                     --          (327,274 )          --         (327,274 )
                                                        -----------    --------------  ------------  ---------------
             Income (loss) from continuing operations      162,250          (208,868 )     604,779         (247,059 )
                                                        -----------    --------------  ------------  ---------------

         Discontinued operations:
             Income from discontinued operations, net           --            21,443        26,927           57,683
             Gain on disposal of assets                         --                --       500,912               --
                                                        -----------    --------------  ------------  ---------------
                                                                --            21,443       527,839           57,683
                                                        -----------    --------------  ------------  ---------------

         Net Income (Loss)                               $ 162,250        $ (187,425 )  $1,132,618       $ (189,376 )
                                                        ===========    ==============  ============  ===============

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


3.      Investment in Joint Ventures - Continued:

        The Partnership recognized income of $760,851 and a loss of $201,788 during the nine months ended September 30, 2002 and 2001, respectively, from these joint ventures, of which income of $118,993 and a loss of $157,573 were recorded during the quarters ended September 30, 2002 and 2001, respectively.

4.      Discontinued Operations:

        At June 2002, the Partnership was negotiating two separate agreements to sell the properties in Highlands, California and Kent, Ohio. The negotiations for the sale of these property were subsequently discontinued and as a result, the Partnership reclassified the assets from real estate held for sale to direct financing leases, land and building on operating leases and accrued rental income.

        In June 2002, the Partnership sold its Burger King properties in Columbus, Ohio and East Detroit, Michigan to the tenant and received net sales proceeds of approximately $1,734,400, resulting in a gain of approximately $442,100. The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.

        The operating results of discontinued operations are as follows:

                                                                                            Nine Months Ended
                                                        Quarter Ended September 30,            September 30,
                                                          2002              2001            2002            2001
                                                      -------------     --------------  -------------   --------------
         Rental revenues                                    $   --         $   41,148      $  76,863       $  124,776
         Expenses                                               --             (7,270 )      (11,353 )        (21,805 )
         Gain on disposal of assets                             --                 --        442,146               --
                                                      -------------     --------------  -------------   --------------
         Income from discontinued operations                $   --         $   33,878      $ 507,656       $  102,971
                                                      =============     ==============  =============   ==============

5.      Related Party Transactions:

        In June 2002, the Partnership and CNL Income Fund VI, Ltd. acquired two properties in Universal City and Schertz, Texas, each Property as a separate tenants-in-common arrangement, from CNL Funding 2001-A, LP, for a total of approximately $2,087,200 (see Note 3). In addition, in June 2002, Ashland Joint Venture acquired a property in San Antonio, Texas, from CNL Funding 2001-A, LP, for approximately $1,343,000 (see Note 3). CNL Funding 2001-A, LP, an affiliate of the general partners, had purchased and temporarily held title to the properties in order to facilitate the acquisition of the properties by the Partnership. The purchase price paid by the Partnership and the joint venture represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the properties.

        During 2001, Phoenix Restaurant Group, Inc. ("PRG") filed for bankruptcy and neither rejected, nor affirmed the three leases it had with the Partnership, including a lease held with an affiliate of the general partners, as tenants-in-common. The Partnership owns a 73% interest in the tenancy in common. In April and May 2002, the bankruptcy court assigned the leases relating to the properties in Avon, Colorado and Corpus Christi, Texas to CherryDen, LLC and RAI, LLC, respectively, each of which is an affiliate of the general partners. All other lease terms remained the same. In connection with these leases, the Partnership recognized rental revenues of approximately $44,000 and $66,900 relating to the property in Avon, Colorado during the quarter and nine months ended September 30, 2002, respectively. The tenancy in common recognized rental revenues of approximately $47,700 and $80,200 relating to the property in Corpus Christi, Texas during the quarter and nine months ended September 30, 2002, respectively. The Partnership recognized its pro-rata share of these amounts in equity in earnings of unconsolidated joint ventures in the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        CNL Income Fund XI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 20, 1991 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are, in general, triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance, and utilities. As of September 30, 2001, the Partnership owned 34 Properties directly and seven Properties indirectly, through joint venture or tenancy in common arrangements. As of September 30, 2002, the Partnership owned 32 Properties directly and eight Properties indirectly, through joint venture or tenancy in common arrangements.

Capital Resources

        Cash from operating activities (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) was $3,225,494 and $2,443,001 for the nine months ended September 30, 2002 and 2001, respectively. The increase in cash from operating activities for the nine months ended September 30, 2002 was a result of changes in working capital and changes in income and expenses as described in "Results of Operations" below.

        Other sources and uses of capital included the following during the nine months ended September 30, 2002.

        In June 2002, the Partnership sold its Burger King properties in Columbus, Ohio and East Detroit, Michigan, to the tenant and received net sales proceeds of approximately $1,734,400, resulting in a gain of approximately $442,100. The Partnership reinvested in June 2002 the majority of the net sales proceeds from the sale of these Properties in two Properties in Universal City and Schertz, Texas, each Property as a separate tenants-in-common arrangement with CNL Income Fund VI, Ltd., a Florida limited partnership and affiliate of the general partners. The Partnership and CNL Income Fund VI, Ltd. entered into agreements whereby each co-tenant will share in the profits and losses of each property in proportion to its applicable percentage interest. As of September 30, 2002, the Partnership contributed approximately $897,200 and $942,500 for an 85.8% and a 90.5% interest, respectively, in these properties. In addition, in June 2002, Ashland Joint Venture, in which the Partnership has a 62.16% interest, sold its Burger King property in Ashland, New Hampshire to the tenant and received net sales proceeds of approximately $1,472,900, resulting in a gain of approximately $500,900. The Joint Venture reinvested in June 2002 the majority of the net sales proceeds from the sale of this Property in a Property in San Antonio, Texas.

        The Partnership acquired these properties from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Properties in order to facilitate the acquisition of the Properties by the Partnership. The purchase prices paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire the Properties. The general partners believe that the transactions, or a portion thereof, relating to the sales of the Properties and the reinvestment of the proceeds will qualify as like-kind exchange transactions for federal income tax purposes. The Partnership anticipates that its distributions will be sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the transactions.

        Currently, rental income from the Partnership's Properties and net sales proceeds held by the Partnership are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 2002, the Partnership had $1,648,907 invested in such short-term investments, as compared to $993,402 at December 31, 2001. The increase in cash and cash equivalents at September 30, 2002, as compared to December 31, 2001 was primarily attributable to the fact that the Partnership received payment of past due rents as described below in "Results of Operations." The funds remaining at September 30, 2002, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

Short-Term Liquidity

        The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will generate net cash flow in excess of operating expenses.

        The Partnership's short-term liquidity requirements consist primarily of the operating expenses of the Partnership.

        The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

        Total liabilities of the Partnership, including distributions payable, decreased to $1,006,646 at September 30, 2002 from $1,021,258 at December 31, 2001, primarily as a result of a decrease in real estate taxes payable at September 30, 2002, as compared to December 31, 2001. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

        The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations, and for the quarter ended September 30, 2001, anticipated future cash from operations, the Partnership declared distributions to limited partners of $2,625,018 for each of the nine months ended September 30, 2002 and 2001, ($875,006 for each of the quarters ended September 30, 2002 and 2001). This represents distributions of $0.66 per unit for each of the nine months ended September 30, 2002 and 2001, ($0.22 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2002 and 2001. No amounts distributed to the limited partners for the nine months ended September 30, 2002 and 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

        The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

        Total  rental  revenues  were  $2,665,809  for  the  nine  months  ended
September 30, 2002, as compared to $2,328,794 for the nine months ended September 30, 2001, of which $844,858 and $774,154 were earned during the third quarter of 2002 and 2001, respectively. Rental revenues were lower during the quarter and nine months ended September 30, 2001, as compared to the same period in 2002, due to the fact that Phoenix Restaurant Group, Inc. and its Subsidiaries (collectively referred to as "PRG"), the tenant of two Denny's Properties, experienced financial difficulties and ceased paying rent in 2001. As a result, the Partnership stopped recognizing rental revenues from the Properties in Avon, Colorado and Abilene, Texas, in accordance with the Partnership's revenue recognition policy. In October 2001, PRG filed for Chapter 11 bankruptcy protection. Since the bankruptcy filing, the tenant resumed paying rent. The Partnership received from PRG the rent payments relating to these Properties from the bankruptcy date through May 2002. During May 2002, the bankruptcy court assigned its leases to two new tenants, one of which is an affiliate of the general partners. All other lease terms remained unchanged and are substantially the same as the Partnership's other leases. As a result of the assignment relating to the Property in Abilene, Texas, the Partnership collected and recognized as revenue $158,000 in 2001 and 2000 past due rents.

        The increase in rental revenues during the quarter and nine months ended September 30, 2002, as compared to the same periods in 2001, was also partially due to the acquisition of a Property in Houston, Texas in December 2001 with the majority of the net sales proceeds received from the sale of the Property in Sebring, Florida. The increase in rental revenues during the quarter and nine months ended September 30, 2002, as compared to the same periods in 2001, was partially offset by the fact that the Property in Sebring, Florida was sold in 2001.

         The increase in rental revenues during the nine months ended September 30, 2002, as compared to the same period in 2001, was also partially offset by the fact that the Partnership provided a rent reduction of $16,500 to the tenant of the Property in Yelm, Washington. The Partnership does not anticipate that the rent reduction will have an adverse effect on the financial position of the Partnership.

        During the nine months ended September 30, 2002 and 2001, the Partnership also earned $79,404 and $85,671, respectively, in contingent rental income, $76,756 and $31,903 of which were earned during the quarters ended September 30, 2002 and 2001, respectively.

        During the nine months ended September 30, 2002 and 2001, the Partnership recognized income of $760,851 and a loss of $201,788, respectively, attributable to net operating results reported by unconsolidated joint ventures, of which income of $118,993 and a loss of $157,573 were reported during the quarters ended September 30, 2002 and 2001, respectively. Net operating results reported by joint ventures were lower during the nine months ended September 30, 2001, as compared to the same period in 2002, due to the fact that PRG, the tenant of Corpus Christi, Texas, experienced financial difficulties and ceased paying rent in 2001. As a result, the Partnership and an affiliate of the general partners, as tenants-in-common, in which the Partnership owns an approximate 73% interest, stopped recording rental revenues in accordance with the Partnership's revenue recognition policy. Net operating results reported by joint ventures were also lower during the quarter and nine months ended September 30, 2001, as compared to the same periods in 2002, due to the fact that the Partnership incurred Property related expenses such as, legal fees, insurance and real estate taxes relating this Property. In October 2001, PRG filed for Chapter 11 bankruptcy protection, as described above. Since the bankruptcy filing, the tenant resumed paying rent. The Partnership and the affiliate, as tenants-in-common, received from PRG the rent payments relating to this Property from the bankruptcy date through April, 2002. During April 2002, the bankruptcy court assigned its lease to a new tenant, an affiliate of the general partners. All other lease terms remained unchanged and are substantially the same as the Partnership's other leases. As a result of the assignment relating to this Property, the Partnership collected and recognized as revenue from the new tenant $309,700 in 2001 and 2000 past due rents. The Partnership and the affiliate, as tenants-in-common of this Property, recorded during the nine months ended September 30, 2001 a provision for write-down of assets of approximately $327,300 including approximately $84,900 in previously accrued rental income relating to this Property. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The provision represented the difference between the carrying value of the Property and its fair value.

        The increase in net income earned by unconsolidated joint ventures during the nine months ended September 30, 2002, as compared to the same period in 2001, was partially due to the fact that in June 2002, Ashland Joint Venture, in which the Partnership owns a 62.16% interest, sold its Property in Ashland, New Hampshire, to the tenant and recognized a gain of approximately $500,900.

        The increase in net income earned by unconsolidated joint ventures during the quarter and nine months ended September 30, 2002 was also partially due to the fact that in June 2002, the Partnership invested in two Properties in Universal City and Schertz, Texas, each Property as a separate tenants-in-common arrangement with CNL Income Fund VI, Ltd., a Florida limited partnership and affiliate of the general partners.

        During the nine months ended September 30, 2002 and 2001, the Partnership and its consolidated joint ventures earned $55,241 and $48,516, respectively, in interest and other income, of which $5,992 and $7,787 were earned during the quarters ended June 30, 2002 and 2001, respectively. The increase in interest and other income during the nine months ended September 30, 2002 was due to the fact that the Partnership collected and recognized as revenue $29,800 in charges relating to the Property in Abilene, Texas, due to the fact that PRG, the tenant, was experiencing financial difficulties, as described above. The increase in interest and other income during the nine months ended September 30, 2002 was offset by a decrease in interest income attributable to the redemption of certificates of deposit held by the Partnership.

        Operating expenses, including depreciation and amortization expense and provision for write-down of assets, were $642,232 and $1,446,632 for the nine months ended September 30, 2002 and 2001, respectively, of which $202,052 and $736,531 were incurred during the quarters ended September 30, 2002 and 2001, respectively. Operating expenses were higher during the quarter and nine months ended September 30, 2001, as compared to the same period in 2002, due to the fact that the Partnership recorded provisions for write-down of assets in the amount of approximately $522,500 and $584,000 in the quarter and nine months ended September 30, 2001, respectively, of which approximately $96,800 and $158,400 related to previously accrued rental income, respectively, for the Properties in Abilene, Texas and Avon, Colorado as a result of the financial difficulties PRG experienced, as described above. During the nine months ended September 30, 2001, the Partnership also recorded a provision for write-down of assets of approximately $43,900 in previously accrued rental income relating to the Property located in Sebring, Florida. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The provisions represented the difference between the carrying value of the Properties and their fair value at September 30, 2001. The Partnership sold the Property in Sebring, Florida in November 2001, and PRG assigned the leases relating to the two Properties in May 2002.

        Operating expenses were also higher during the nine months ended September 30, 2001, as compared to the same period in 2002, due to provisions for doubtful accounts and real estate taxes incurred in 2001 relating to the Properties in Avon, Colorado and Abilene, Texas. The tenant, PRG, experienced financial difficulties, as described above. During the nine months ended September 30, 2002, the Partnership incurred lower administrative expenses for servicing the Partnership and its Properties. In addition, the decrease in operating expenses during the quarter and nine months ended September 30, 2002, as compared to the same periods in 2001, was partially offset by the fact that during the nine months ended September 30, 2002, the Partnership elected to reimburse the tenant of the Properties in Oklahoma City, Oklahoma and McAllen, Texas for certain renovation costs.

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

        During the nine months ended September 30, 2002, the Partnership identified and sold two Properties that met the criteria of this standard. The financial results of these Properties were classified as Discontinued Operations in the accompanying financial statements. The majority of the net sales proceeds from the sales of these Properties were reinvested in two Properties, one owned directly by the Partnership and the other one owned indirectly through a tenancy in common, as described above in "Capital Resources."

        During the nine months ended September 30, 2002, Ashland Joint Venture, in which the Partnership owns a 36.8% interest, identified and sold a Property that met the criteria of this standard. The financial results of this Property were classified as Discontinued Operations in the condensed financial information for the unconsolidated joint ventures and the properties held as tenants-in-common with affiliates presented in the footnotes to the accompanying financial statements. The joint venture reinvested the net sales proceeds from the sale of this Property in an additional income producing Property, as discussed above in "Capital Resources."


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


ITEM 4. CONTROLS AND PROCEDURES

        The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

        Subsequent to the above evaluation, there were no significant changes in internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                        10.5 Assignment  of  Management  Agreement  from CNL APF
                             Partners, LP to CNL Restaurants XVIII, Inc. (Included as Exhibit 10.5 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002, and incorporated herein by reference.)

                        99.1 Certification   of  Chief   Executive   Officer  of
                             Corporate  General  Partner  Pursuant  to 18 U.S.C.
                             Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                        99.2 Certification   of  Chief   Financial   Officer  of
                             Corporate  General  Partner  Pursuant  to 18 U.S.C.
                             Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                        (b)  Reports on Form 8-K

                             No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 7th day of November, 2002.


                                        CNL INCOME FUND XI, LTD.

                                        By: CNL REALTY CORPORATION
                                            General Partner


                                             By:/s/ James M. Seneff, Jr.
                                                ------------------------------
                                                JAMES M. SENEFF, JR.
                                                Chief Executive Officer
                                                (Principal Executive Officer)


                                             By:/s/ Robert A. Bourne
                                                ------------------------------
                                                ROBERT A. BOURNE
                                                President and Treasurer
                                                (Principal Financial and
                                                Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


        I, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund XI, Ltd. (the "registrant"), certify that:

        1. I have reviewed this quarterly report on Form 10-Q of the registrant;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a. designed such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b. evaluated the  effectiveness of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c. presented in this quarterly report our conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a. all  significant  deficiencies  in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material,  that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 7, 2002


/s/ James M. Seneff, Jr.
------------------------
James M. Seneff, Jr.
Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Robert A. Bourne, President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund XI, Ltd. (the "registrant") certify that:

         1. I have reviewed this quarterly report on Form 10-Q of the registrant;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a. designed such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b. evaluated the  effectiveness of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c. presented in this quarterly report our conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a. all  significant  deficiencies  in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material,  that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 7, 2002


/s/ Robert A. Bourne
------------------------
Robert A. Bourne
President and Treasurer

                                  EXHIBIT INDEX


Exhibit Number

        (c)  Exhibits

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

                10.5 Assignment of Management  Agreement  from CNL APF Partners,
                     LP to CNL Restaurants XVIII, Inc. (Included as Exhibit 10.5 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002, and incorporated herein by reference.)

                99.1 Certification  of  Chief  Executive  Officer  of  Corporate
                     General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                99.2 Certification  of  Chief  Financial  Officer  of  Corporate
                     General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                                  EXHIBIT 99.1

                                  EXHIBIT 99.2