Form 10-K
period 2002-12-31
CNL INCOME FUND XI LTD
filed 2003-03-28
CIK 879980

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

                            450 South Oran ge Avenue
                             Orlando, Florida 32801
          (Address of principal executive offices, including zip code)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes___ No_X_

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

         As of December 31, 1999, the Partnership owned 41 Properties, either directly or indirectly through joint venture or tenancy in common arrangements. During the year ended December 31, 2001, the Partnership sold its Property in Sebring, Florida and the Property in Round Rock, Texas which was held as tenants-in-common with an affiliate of the General Partners, and reinvested the majority of these net sales proceeds in a Property in Houston, Texas. During the year ended December 31, 2002, the Partnership sold its Properties in Columbus, Ohio and East Detroit, Michigan, and reinvested the net sales proceeds in two Properties located in Universal City and Schertz, Texas with an affiliate of the General Partners and a Florida limited partnership, as two separate tenancy in common arrangements. In addition, Ashland Joint Venture, in which the Partnership has a 62.16% interest, sold its Property in Ashland, New Hampshire and reinvested, in June 2002, the majority of the net sales proceeds in a property in San Antonio, Texas. As of December 31, 2002, the Partnership owned 40 Properties. The 40 Properties include five Properties owned by joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates of the General Partners as tenants-in-common. In March 2003, the Partnership sold the Property in Abilene, Texas. The Partnership expects to reinvest these proceeds in an additional income producing Property. The Partnership leases the Properties generally on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         The Partnership holds its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership, the joint ventures in which the Partnership is a co-venturer and the property owned with an affiliate of the General Partners as tenants-in-common provide for initial terms ranging from 14 to 20 years (the average being 18 years) and expire between 2006 and 2020. The leases are generally on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $45,600 to $218,100. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

         Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 27 of the Partnership's 40 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         The leases generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         During 2001, Phoenix Restaurant Group, Inc. ("PRG") filed for bankruptcy and neither rejected, nor affirmed the three leases it had with the Partnership, including a lease held with an affiliate of the General Partners, as tenants-in-common. The Partnership owns a 73% interest in the tenancy in common. During 2002, the bankruptcy court assigned the leases relating to the properties in Avon, Colorado, and Abilene and Corpus Christi, Texas to CherryDen, LLC, SWAC, LLC, and RAI, LLC, respectively. CherryDen, LLC and RAI, LLC are affiliates of the General Partners. In October 2002, SWAC, LLC assigned its lease relating to the Property in Abilene, Texas to Continental Foods, Inc., a third party. All other lease terms remained the same.

         During 2002, the Partnership reinvested the net sales proceeds it received from the sales of the Properties in Columbus, Ohio and East Detroit, Michigan, in two Taco Cabana Properties located in Universal City and Schertz, Texas with an affiliate of the General Partners and a Florida limited partnership, as two separate tenancy in common arrangements. Ashland Joint Venture, in which the Partnership has a 62.16% interest, reinvested in June 2002 the majority of the net sales proceeds it received from the sale of its Property in Ashland, New Hampshire in a Taco Cabana property located in San Antonio, Texas. The lease terms for these Properties are substantially the same as the Partnership's other leases.

Major Tenants

         During 2002, three lessees (or groups of affiliated lessees) of the Partnership and its consolidated joint ventures, (i) Golden Corral Corporation,
(ii) Jack in the Box Inc. and Jack in the Box Eastern, L.P. (which are affiliated entities under common control) (hereinafter referred to as "Jack in the Box Inc.") and (iii) Burger King Corporation and BK Acquisition, Inc. (which are affiliated entities under common control) (hereinafter referred to as "Burger King Corporation"), each contributed more than 10% of the Partnership's total rental revenues (including rental revenues from the Partnership's consolidated joint ventures, and the Partnership's share of rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2002, Golden Corral Corporation was the lessee under leases relating to three restaurants, Jack in the Box Inc. was the lessee under leases relating to eight restaurants, and Burger King Corporation was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these three lessees (or groups of affiliated lessees) each will continue to contribute more than 10% of the Partnership's total rental revenues in 2003. In addition, four Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Jack in the Box, Burger King, and Denny's, each accounted for more than 10% of the Partnership's total rental revenues during 2002 (including rental revenues from the Partnership's consolidated joint ventures, and the Partnership's share of rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). In 2003, it is anticipated that these four Restaurant Chains each will continue to account for more than 10% of the Partnership's total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value in excess of 20% of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         The Partnership has entered into the following joint venture and tenancy in common arrangements as of December 31, 2002

              Entity Name             Year      Ownership               Partners                    Property

     CNL/Airport Joint Venture        1992       77.33 %     Various Third Party Partners     Orlando, FL

     Ashland Joint Venture            1992       62.16 %     CNL Income Fund IX, Ltd.         San Antonio, TX
                                                             CNL Income Fund X, Ltd.

     Des Moines Real Estate           1992       76.60 %     CNL Income Fund VII, Ltd.        Des Moines, WA
           Joint Venture                                     CNL Income Fund XII, Ltd.

     Denver Joint Venture             1992       85.00 %     Various Third Party Partners     Denver, CO

     CNL Income Fund XI,  Ltd.  and   1997       72.58%      CNL Income Fund XVII, Ltd.       Corpus Christi, TX
          CNL   Income   Fund  XVII
          Ltd., Tenants in Common

     Portsmouth Joint Venture         1999       42.80 %     CNL Income Fund XVIII, Ltd.      Portsmouth, VA

     CNL Income Fund VI,  Ltd.  and   2002       85.80%      CNL Income Fund VI, Ltd.         Universal City, TX
          CNL   Income   Fund   XI,
          Ltd., Tenants in Common

     CNL Income Fund VI,  Ltd.  and   2002       90.50%      CNL Income Fund VI, Ltd.         Schertz, TX
          CNL   Income   Fund   XI,
          Ltd., Tenants in Common

         Each joint venture or tenancy in common was formed to hold one Property. Each CNL Income Fund is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the state of Florida. The Partnership has management control of CNL/Airport Joint Venture and Denver Joint Venture, and shares management control equally with the affiliates of the General Partners for the other joint ventures.

         The joint venture and tenancy in common arrangements provide for the Partnership and its joint venture or tenancy in common partners to share in all costs and benefits in proportion to each partner's percentage interest in the business entity. The Partnership and its partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture or tenancy in common. Net cash flow from operations is distributed to each joint venture or tenancy in common partner in accordance with its respective percentage interest in the business entity.

         Ashland Joint Venture has an initial term of 30 years, and each of the other joint ventures has an initial term of 20 years and, after the expiration of the initial term, continues in existence from year to year unless terminated at the option of either joint venturer or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partners to dissolve the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

         The joint venture and tenancy in common agreements restrict each party's ability to sell, transfer or assign its joint venture or tenancy in common interest without first offering it for sale to its partners, either upon such terms and conditions as to which the parties may agree or, in the event the parties cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture or tenancy in common interest.

         During 2002, the Partnership entered into two separate tenancy in common agreements with CNL Income Fund VI, Ltd., each to hold a Property in Universal City and Schertz, Texas.

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

Certain Management Services

         RAI Restaurants, Inc. (formerly known as CNL Restaurants XVIII, Inc.), an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. CNL APF Partners, LP assigned its rights in, and its obligations under, the management agreement with the Partnership to RAI Restaurants, Inc. ("Advisor") effective January 1, 2002. All of the terms and conditions of the management agreement, including the payment of fees, remained unchanged. Under this agreement, the Advisor is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices, and providing information to the Partnership about the status of the leases and the Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay the Advisor an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services.

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of American Properties Fund, Inc., the parent company of the advisor, perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2002, the Partnership owned 40 Properties. Of the 40 Properties, 32 are owned by the Partnership in fee simple, five are owned through joint venture arrangements and three are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites, owned either directly or indirectly, range from approximately 17,900 to 329,100 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership, either directly or indirectly, as of December 31, 2002 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation.

               State                    Number of Properties

               Alabama                             2
               Arizona                             1
               California                          1
               Colorado                            2
               Connecticut                         2
               Florida                             1
               Kansas                              1
               Louisiana                           1
               Massachusetts                       1
               Mississippi                         1
               New Mexico                          2
               North Carolina                      2
               Ohio                                3
               Oklahoma                            2
               South Carolina                      2
               Texas                              12
               Virginia                            2
               Washington                          2
                                             --------------
               TOTAL PROPERTIES                   40
                                             ==============

         Buildings. Each of the Properties owned by the Partnership, either directly or indirectly, includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 2,100 to 11,400 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2002, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using depreciable lives of 40 years for federal income tax purposes.

         As of December 31, 2002, the aggregate cost of the Properties owned by the Partnership (including its consolidated joint ventures) and the unconsolidated joint ventures (including Properties owned through tenancy in common arrangements) for federal income tax purposes was $31,230,706 and $6,269,062, respectively.

         The following table lists the Properties owned by the Partnership, either directly or indirectly, as of December 31, 2002 by Restaurant Chain.

                Restaurant Chain                   Number of Properties

                Black-eyed Pea                               1
                Burger King                                  9
                Casa del Rio                                 1
                Denny's                                      6
                Golden Corral                                3
                Gooney Bird's Sports Grill                   1
                Hardee's                                     4
                Jack in the Box                              8
                KFC                                          1
                Sagebrush Restaurant                         1
                Taco Bell                                    1
                Taco Cabana                                  4
                                                       --------------
                TOTAL PROPERTIES                            40
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

         Leases. The Partnership leases the majority of the Properties to operators of selected national and regional fast-food restaurant chains. The leases are generally on a long-term "triple net" basis, meaning that the tenant is responsible for repairs, maintenance, property taxes, utilities and insurance.

         At December 31, 2002, 2001, 2000, 1999, and 1998, all of the Properties were occupied. The following is a schedule of the average rent per Property for each of the years ended with December 31:

                                       2002              2001              2000             1999               1998
                                   --------------    -------------     -------------    --------------     -------------

Rental Revenues (1)                  $ 4,333,193      $ 3,747,614       $ 3,914,520       $ 4,087,385       $ 4,064,778
Properties                                    40               40                41                41                38
Average Rent per Property              $ 108,329        $  93,690         $  95,476         $  99,692         $ 106,968



(1) Rental revenues include the Partnership's share of rental revenues from the Properties owned through joint venture and tenancy in common arrangements.

         The following is a schedule of lease expirations for leases in place as of December 31, 2002 for the next ten years and thereafter.

                                                                                     Percentage of
             Expiration Year          Number             Annual Rental               Gross Annual
                                     of Leases              Revenues                 Rental Income
             -----------------    ----------------    ---------------------    --------------------------

              2003                             --                   $   --                      --
              2004                             --                       --                      --
              2005                             --                       --                      --
              2006                              4                  360,538                   9.04%
              2007                              3                  498,758                  12.51%
              2008                             --                       --                      --
              2009                             --                       --                      --
              2010                              9                  845,071                  21.19%
              2011                              2                   95,355                   2.39%
              2012                             14                1,441,989                  36.17%
              Thereafter                        7                  745,533                  18.70%
                                        ----------            -------------           -------------
              Total (1)                        39              $ 3,987,244                 100.00%
                                        ==========            =============           =============

         (1) Excludes one Property sold in March 2003.

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 2002 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Golden Corral Corporation leases three Golden Corral restaurants with initial terms of 15 years (expiring in 2007) and average minimum base annual rent of approximately $166,300 (ranging from approximately $157,300 to $172,400).

         Jack in the Box Inc. leases eight Jack in the Box restaurants with an initial term of 18 years (expiring in 2010) and the average minimum base annual rent is approximately $96,300 (ranging from approximately $78,800 to $110,300).

         Burger King Corporation leases four Burger King restaurants with an initial term of 14 years (expiring in 2006) and average minimum base annual rent of approximately $90,100 (ranging from approximately $78,800 to $110,300).


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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 10, 2003, there were 3,184 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2002, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase) may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 2002, the price paid for any Unit transferred pursuant to the Plan was $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2002 and 2001, other than pursuant to the Plan, net of commissions.

                                             2002 (1)                                2001 (1)
                                 ----------------------------------     -----------------------------------
                                   High         Low        Average        High         Low         Average
                                 ---------    --------    ----------    ---------    ---------    ----------

         First Quarter              $9.51      $ 6.61        $ 7.81        $7.33       $ 6.85        $ 7.09
         Second Quarter              9.50        7.00          8.66         9.50         6.45          7.49
         Third Quarter               9.50        6.35          7.63         9.50         6.65          7.85
         Fourth Quarter              9.50        6.61          8.16         9.50         6.40          8.78


(1)      A total of 52,106 and 35,160 Units were transferred other than pursuant
         to  the  Plan  for  the  years  ended   December  31,  2002  and  2001,
         respectively.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 2002 and 2001, the Partnership declared cash distributions of $3,700,024 and $3,500,024, respectively, to the Limited Partners. During the quarter ended December 31, 2002, the Partnership declared a special distribution to the Limited Partners of $200,000 which represented cumulative excess operating reserves. This special distribution was effectively a return of a portion of the limited partners' investment, although in accordance with the partnership agreement, $200,000 was applied toward the limited partners' 10% Preferred Return. No amounts distributed to partners for the years ended December 31, 2002 and 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

                                Quarter Ended                 2002                  2001
                          ---------------------------    ----------------      ----------------

                          March 31                            $  875,006            $  875,006
                          June 30                                875,006               875,006
                          September 30                           875,006               875,006
                          December 31                          1,075,006               875,006


         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

(b)      Not applicable.

Item 6.  Selected Financial Data

                                            2002             2001              2000             1999              1998
                                        -------------    --------------    -------------    --------------    -------------

Year ended December 31:
    Continuing Operations (2):
      Revenues                           $ 3,832,322       $ 3,388,613      $ 3,569,401       $ 3,671,193      $ 3,755,912
      Equity in earnings (loss) of
         unconsolidated joint
         ventures                            863,810          (147,538  )       256,056           259,676          215,501
      Income from continuing
         operations (1)                    3,806,470         1,584,154        2,956,840         2,997,386        3,673,961

    Discontinued Operations (2):
      Revenues                                76,863           172,234          166,695           173,460          164,515
      Income from discontinued
         operations (3)                      507,656           143,162          137,623           144,388          135,443

    Net income                             4,314,126         1,727,316        3,094,463         3,141,774        3,809,404

    Net income per unit:
      Continuing operations                $    0.95         $    0.39        $    0.74         $    0.75        $    0.92
      Discontinued operations                   0.13              0.04             0.03              0.04             0.03
                                        -------------    --------------    -------------    --------------    -------------
         Total                             $    1.08         $    0.43        $    0.77         $    0.79        $    0.95
                                        =============    ==============    =============    ==============    =============
    Cash distributions
      declared (4)                       $ 3,700,024       $ 3,500,024      $ 3,500,024       $ 3,500,024      $ 3,660,024

    Cash distributions
      declared per unit (4)                     0.93              0.88             0.88              0.88             0.92

At December 31:
    Total assets                         $34,320,216       $33,451,728      $35,227,373       $35,792,092      $36,103,592
    Partners' capital                     32,535,195        31,921,093       33,693,801        34,099,362       34,457,612

(1) Income from continuing operations for the years ended December 31, 2001 and 1998, includes $8,604 and $461,861, respectively, from gains on sale of assets. Income from continuing operations for the years ended December 31, 2001 and 2000 include $654,393 and $60,490 for provisions for write-down of assets.

(2) Certain items in the prior year's financial statements have been reclassified to conform to 2002 presentation. These reclassifications had no effect on total net income. The results of operations relating to properties that were either disposed of or were classified as held for sale as of December 31, 2002 are reported as discontinued operations. The results of operations relating to properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations.

(3) Income from discontinued operations for the year ended December 31, 2002 includes gains on sale of assets of $442,146.

(4) Distributions for the year ended December 31, 2002 and 1998, include special distributions to the Limited Partners of $200,000 and $160,000, respectively, which represented cumulative excess operating reserves.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on August 20, 1991, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $45,600 to $218,100. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

         As of December 31, 2001 and 2000, the Partnership owned 34 Properties directly, and six and five Properties indirectly through joint venture or tenancy in common arrangements, respectively. As of December 31, 2002, the Partnership owned 32 Properties directly and eight Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         For the years ended December 31, 2002, 2001 and 2000, cash from operating activities was $4,229,263, $3,267,699, and $3,417,750, respectively. The increase in cash from operating activities during 2002, as compared to 2001, and the decrease in cash from operating activities during 2001, as compared to 2000, resulted from changes in the Partnership's working capital and changes in income and expenses.

         Other sources and uses of cash included the following during the years ended December 31, 2002, 2001, and 2000.

         In October 2001, the Partnership and CNL Income Fund VI, Ltd., a Florida limited partnership and affiliate of the General Partners, as tenants-in-common, sold the Property in Round Rock, Texas and received net sales proceeds of approximately $1,510,700, resulting in a gain, to the tenancy-in-common, of approximately $123,900. The Partnership owned a 23% interest in this Property and received approximately $345,000 as a liquidating distribution for its pro-rata share of the net sales proceeds. In November 2001, the Partnership sold its Property in Sebring, Florida to the tenant and received net sales proceeds of approximately $1,029,000, resulting in a gain of $8,604. In December 2001, the Partnership reinvested approximately $1,376,800 of the net sales proceeds received from the sale of the Property in Sebring, Florida and from the liquidation proceeds received from the sale of the Property in Round Rock, Texas, in a Property in Houston, Texas.

         In June 2002, the Partnership sold its Burger King Properties in Columbus, Ohio and East Detroit, Michigan, to the tenant and received net sales proceeds of approximately $1,734,400, resulting in a gain of approximately $442,100. The Partnership reinvested in June 2002 the majority of the net sales proceeds from the sale of these Properties in two Properties in Universal City and Schertz, Texas, each Property as a separate tenants-in-common arrangement with CNL Income Fund VI, Ltd., a Florida limited partnership and affiliate of the General Partners. The Partnership and CNL Income Fund VI, Ltd. entered into agreements whereby each co-tenant will share in the profits and losses of each Property in proportion to its applicable percentage interest. As of December 31, 2002, the Partnership contributed approximately $897,200 and $942,500 for an 85.8% and a 90.5% interest, respectively, in these Properties. In addition, in June 2002, Ashland Joint Venture, in which the Partnership has a 62.16% interest, sold its Burger King Property in Ashland, New Hampshire to the tenant and received net sales proceeds of approximately $1,472,900, resulting in a gain of approximately $500,900. The Joint Venture reinvested in June 2002 the majority of the net sales proceeds from the sale of this Property in a Property in San Antonio, Texas.

         The Partnership acquired the Properties in Houston, Universal City, Schertz, and San Antonio, Texas, from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the General Partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Properties in order to facilitate the acquisition of the Properties by the Partnership. The purchase prices paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire the Properties. The General Partners believe that the transactions, or a portion thereof, relating to the sales of the Properties and the reinvestment of the proceeds will qualify as like-kind exchange transactions for federal income tax purposes.

         In August 2002, the Partnership received a parcel of land adjacent to its Property in Roswell, New Mexico from the tenant of the Partnership's property in payment for approximately $32,500 of rental revenues owed. The parcel of land is developed as a parking lot which is continuous to the parking lot of the Partnership's Property. The Partnership accounted for this transaction as a non-monetary exchange of assets at their fair value. No gain or loss was recognized on this transaction.

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

         Currently, rental income from the Partnership's Properties are invested in short-term highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending use of such funds to pay Partnership expenses or to make distributions to partners. At December 31, 2002, the Partnership had $1,763,878 invested in such short-term investments as compared to $993,402 at December 31, 2001. As of December 31, 2002, the average interest rate earned by the Partnership on the rental income deposited in demand deposit accounts at commercial banks was approximately one percent annually. The funds remaining at December 31, 2002, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

         In March 2003, the Partnership sold the Property located in Abilene, Texas, to the tenant and received net sales proceeds of approximately $931,900, resulting in a gain of $377,961. The Partnership expects to reinvest these proceeds in an additional income producing Property.

Short-Term Liquidity

         The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The General Partners believe that the leases will continue to generate net cash flow in excess of operating expenses.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on cash from operations, and for the years ended December 31, 2002 and 2001, anticipated future cash from operations, the Partnership declared distributions to the Limited Partners of $3,700,024 for the year ended December 31, 2002, and $3,500,024 for each of the years ended December 31, 2001 and 2000. This represents distributions of $0.93 per Unit for the year ended December 31, 2002, and $0.88 per Unit for each of the years ended December 31, 2001 and 2000. During the quarter ended December 31, 2002, the Partnership declared a special distribution to the Limited Partners of $200,000, which represented cumulative excess operating reserves. This special distribution was effectively a return of a portion of the limited partners' investment, although in accordance with the partnership agreement, the total amount was applied toward the limited partners' 10% Preferred Return. No amounts distributed to the Limited Partners for the years ended December 31, 2002, 2001 and 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, the General Partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2002 and 2001.

         As of December 31, 2002 and 2001, the Partnership owed $20,101 and $16,701, respectively, to affiliates for operating expenses, accounting and administrative services, and management fees. As of March 15, 2003, the Partnership had reimbursed the affiliates for these amounts. Other liabilities, including distributions payable, increased to $1,256,929 at December 31, 2002, from $1,004,557 at December 31, 2001. The General Partners believe that the
Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Critical Accounting Policies

         The Partnership's leases are accounted for under the provisions of Statement of Accounting Standard No. 13, "Accounting for Leases" ("FAS 13"), and have been accounted for as using either the direct financing or the operating method. FAS 13 requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, management assumes that all payments to be received under its leases are collectible. Changes in management's estimates or assumptions regarding collectibility of lease payments could result in a change in accounting for the lease at the inception of the lease.

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

         Management reviews the Partnership's Properties and investments in unconsolidated entities periodically for impairment amount at least once a year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment is based on the carrying amount of the Property or investment at the date it is tested for recoverability compared to the sum of the estimated future cash flows expected to result from its operation and sale through the expected holding period. If an impairment is indicated, the asset is adjusted to its estimated fair value.

         When the Partnership makes the decision to sell or commits to a plan to sell a Property, its operating results are reported as discontinued operations.

Results of Operations

         Comparison of the year ended December 31, 2002 to the year ended December 31, 2001

         Total rental revenues were $3,479,707 for the year ended December 31, 2002, as compared to $3,096,309 for the year ended December 31, 2001. Rental revenues were lower during the year ended December 31, 2001, as compared to the same period in 2002, due to the fact that Phoenix Restaurant Group, Inc. and its Subsidiaries (collectively referred to as "PRG"), the tenant of two Denny's Properties, experienced financial difficulties and ceased paying rent in 2001. As a result, the Partnership stopped recognizing rental revenues from the Properties in Avon, Colorado and Abilene, Texas. In October 2001, PRG filed for Chapter 11 bankruptcy protection. Since the bankruptcy filing, the tenant resumed paying rent. The Partnership received from PRG the rent payments relating to these Properties from the bankruptcy date through May 2002. During May 2002, the bankruptcy court assigned its leases to two new tenants, CherryDen, LLC and SWAC, LLC. CherryDen, LLC is an affiliate of the General Partners. All other lease terms remained unchanged and are substantially the same as the Partnership's other leases. As a result of the assignment relating to the Property in Abilene, Texas, the Partnership collected and recognized as revenue $158,000 representing 2001 and 2000 past due rents. In October 2002, SWAC, LLC assigned its lease to Continental Foods, Inc., a third party. All other lease terms remained unchanged and are substantially the same as the Partnership's other leases.

         The increase in rental revenues during the year ended December 31, 2002, as compared to the same period in 2001, was also partially due to the acquisition in December 2001 of a Property in Houston, Texas with the majority of the net sales proceeds received from the sale of the Property in Sebring, Florida. The increase in rental revenues during the year ended December 31, 2002, as compared to the same period in 2001, was partially offset by the 2001 sale of the Property in Sebring, Florida.

         The increase in rental revenues during the year ended December 31, 2002, was also partially offset by a rent reduction of $16,500 provided to the tenant of the Property in Yelm, Washington. The Partnership does not anticipate that the rent reduction will have an adverse effect on the financial position of the Partnership.

         During the year ended December 31, 2002 and 2001, the Partnership also earned $294,891 and $233,365, respectively, in contingent rental income. The increase in contingent rental income during the year ended December 31, 2002, as compared to same period in 2001, was primarily attributable to an increase in gross sales of certain restaurant Properties, the leases of which require the payment of contingent rental income.

         During the year ended December 31, 2002 and 2001, the Partnership recognized income of $863,810 and a loss of $147,538, respectively, attributable to net operating results reported by unconsolidated joint ventures. Net operating results reported by joint ventures were lower during the year ended December 31, 2001, as compared to the same period in 2002, due to PRG, the tenant of Corpus Christi, Texas, filing for Chapter 11 bankruptcy protection in October 2001, as described above. As a result, the Partnership and an affiliate of the general partners, as tenants-in-common, in which the Partnership owns an approximate 73% interest, stopped recording rental revenues. Net operating results reported by joint ventures were also lower during the year ended December 31, 2001, due to the Partnership incurring Property related expenses such as legal fees, insurance and real estate taxes relating to this Property. Since the bankruptcy filing, the tenant resumed paying rent. The Partnership and the affiliate, as tenants-in-common, received from PRG the rent payments relating to this Property from the bankruptcy date through April, 2002. During April 2002, the bankruptcy court assigned its lease to a new tenant, an affiliate of the General Partners. All other lease terms remained unchanged and are substantially the same as the Partnership's other leases. As a result of the assignment relating to this Property, the Partnership collected and recognized as revenue from the new tenant $309,700 representing 2001 and 2000 past due rents. The Partnership and the affiliate, as tenants-in-common of this Property, recorded during the year ended December 31, 2001, a provision for write-down of assets of approximately $356,700. The provision represented the difference between the carrying value of the Property and its estimated fair value.

         The increase in net income earned by unconsolidated joint ventures during the year ended December 31, 2002, as compared to the same period in 2001, was partially due to the fact that in June 2002, Ashland Joint Venture, in which the Partnership owns a 62.16% interest, sold its Property in Ashland, New Hampshire, to the tenant and recognized a gain of approximately $500,900. The Joint Venture reinvested the majority of the net sales proceeds from this sale in a Property in San Antonio, Texas.

         In addition, the increase in net income earned by unconsolidated joint ventures during 2002 was partially due to the Partnership reinvesting the net sales proceeds, from the sale of two wholly owned Properties, in two Properties, one in Universal City and the other in Schertz, Texas. Each Property is held as a separate tenancy-in-common arrangement with CNL Income Fund VI, Ltd., a Florida limited partnership and affiliate of the General Partners.

         The increase in net income earned by joint ventures during the year ended December 31, 2002, as compared to 2001, was partially offset by the fact that in October 2001, the Partnership and CNL Income Fund VI, Ltd., as tenants-in-common, sold the Property in Round Rock, Texas, in which the Partnership owned a 23% interest. The tenancy in common recognized a gain of approximately $123,900 during 2001.

         During 2002, three lessees (or groups of affiliated lessees) of the Partnership and its consolidated joint ventures, (i) Golden Corral Corporation,
(ii) Jack in the Box Inc. and Jack in the Box Eastern, L.P. (which are affiliated entities under common control) (hereinafter referred to as "Jack in the Box Inc.") and (iii) Burger King Corporation and BK Acquisition, Inc. (which are affiliated entities under common control) (hereinafter referred to as "Burger King Corporation"), each contributed more than 10% of the Partnership's total rental revenues (including rental revenues from the Partnership's consolidated joint ventures, and the Partnership's share of rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2002, Golden Corral Corporation was the lessee under leases relating to three restaurants, Jack in the Box Inc. was the lessee under leases relating to eight restaurants, and Burger King Corporation was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these three lessees (or groups of affiliated lessees) each will continue to contribute more than 10% of the Partnership's total rental revenues in 2003. In addition, four Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Jack in the Box, Burger King, and Denny's, each accounted for more than 10% of the Partnership's total rental revenues during 2002 (including rental revenues from the Partnership's consolidated joint ventures, and the Partnership's share of rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). In 2003, it is anticipated that these four Restaurant Chains each will continue to account for more than 10% of the Partnership's total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         During the year ended December 31, 2002 and 2001, the Partnership and its consolidated joint ventures earned $57,724 and $58,939, respectively, in interest and other income. Interest income decreased due to the redemption of certificates of deposit held by the Partnership. The decrease in interest income during the year ended December 31, 2002 was offset by the Partnership collecting and recognizing as income $29,800 in charges relating to the Property in Abilene, Texas.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets, were $826,150 and $1,599,065 for the years ended December 31, 2002 and 2001, respectively. Operating expenses were higher during the year ended December 31, 2001, as compared to the same period in 2002, due to the recording of approximately $610,400 in provisions for write-down of assets for the Properties in Abilene, Texas and Avon, Colorado as a result of the PRG bankruptcy. During the year ended December 31, 2001, the Partnership also recorded a provision for write-down of assets of approximately $43,900 relating to the Property located in Sebring, Florida. The provisions represented the difference between the carrying value of the Properties and their estimated fair value at December 31, 2001. Operating expenses were also higher during the year ended December 31, 2001, as compared to the same period in 2002, due to provisions for doubtful accounts and real estate taxes incurred in 2001 relating to the Properties in Avon, Colorado and Abilene, Texas. The bankruptcy court assigned the leases relating to the two Properties in May 2002, and the Partnership sold the Property in Sebring, Florida in November 2001.

         During the year ended December 31, 2002, operating expenses were lower because the Partnership incurred lower administrative expenses for servicing the Partnership and its Properties. The decrease in operating expenses during the year ended December 31, 2002, as compared to the same period in 2001, was partially offset by the fact that during the year ended December 31, 2002, the Partnership elected to reimburse the tenant of the Properties in Oklahoma City, Oklahoma and McAllen, Texas for certain renovation costs.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its estimated fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

         During the year ended December 31, 2002, the Partnership identified and sold two Properties in Columbus, Ohio and East Detroit, Michigan that met the criteria of this standard. In June 2002, the Partnership received net proceeds relating to the sale of these Properties of approximately $1,734,400, resulting in gains of approximately $442,100. The financial results of these Properties were classified as Discontinued Operations in the accompanying financial statements. The net sales proceeds from the sales of these Properties were reinvested in two Properties owned indirectly through two separate tenancy in common arrangements.

         During the year ended December 31, 2002, Ashland Joint Venture, in which the Partnership owns a 62.16% interest, identified and sold the Property in Ashland, New Hampshire. In June 2002, the joint venture received net proceeds relating to the sale of this Property of approximately $1,472,900, resulting in a gain of approximately $500,900. The financial results of this Property were classified as Discontinued Operations in the condensed financial information for the unconsolidated joint ventures and the properties held as tenants-in-common with affiliates presented in the footnotes to the accompanying financial statements. The joint venture reinvested the net sales proceeds from the sale of this Property in an additional income producing Property.

         Comparison of the year ended December 31, 2001 to the year ended December 31, 2000

         Total rental revenues were $3,096,309 for the year ended December 31, 2001, as compared to $3,279,295, for the same period in 2000. The decrease in rental revenues during 2001 was partially attributable to the fact that PRG experienced financial difficulties, and the Partnership stopped recording rental revenues, as described above. In October 2001, PRG filed for Chapter 11 bankruptcy protection, and subsequently, the tenant resumed paying rent.

         The decrease in rental revenues was also due to the sale in 2001 of the Property in Sebring, Florida. The decrease in rental revenues was partially offset by an increase in rental revenues from a Property in Houston, Texas, which was acquired with the net sales proceeds from the sale of the Property in Sebring, Florida.

         During the years ended December 31, 2001 and 2000, the Partnership also earned $233,365 and $200,925, respectively, in contingent rental income. The increase in contingent rental income during 2001, was primarily due to the collection of approximately $21,000 in contingent rents from the tenants of two Properties that had ceased paying such rents.

         During the years ended December 31, 2001 and 2000, the Partnership recorded a loss of $147,538 and income of $256,056, respectively, attributable to net operating results reported by unconsolidated joint ventures. Net operating results from joint ventures decreased during 2001, as compared to 2000, because the Partnership and an affiliate of the General Partners, as tenants-in-common of the Property in Corpus Christi, Texas, stopped recording rental revenues due to PRG's financial difficulties, as described above. The Partnership owns an approximate 73% interest on this Property. In addition, the tenancy in common recorded a provision for write-down of assets of $356,719. The provision represented the difference between the carrying value of the Property, and its estimated fair value. The tenancy in common also incurred approximately $58,400 in real estate taxes during 2001 relating to this Property. In October 2001, PRG filed for Chapter 11 bankruptcy protection, and resumed paying rent.

         The decrease in net operating results reported by joint ventures during 2001, as compared to 2000, was partially offset by a gain of approximately $123,900 recognized for the sale of a Property in Round Rock, Texas, which was held by the Partnership in a tenancy in common arrangement. The Partnership owned a 23% interest on this Property.

         During the years ended December 31, 2001 and 2000, the Partnership earned $58,939 and $89,181, respectively, in interest and other income. The decrease in interest and other income during 2001, as compared to 2000, was primarily attributable to a reduction in interest earned on the net sales proceeds received from the sale of Properties due to reinvestment in additional Properties.

         Operating expenses, including depreciation and amortization expense, and provisions for write-down of assets, were $1,599,065 and $801,011 for the years ended December 31, 2001 and 2000, respectively. During 2001 and 2000, as a result of PRG's financial difficulties, the Partnership recorded provisions for write-down of assets of approximately $610,400 and $60,490, respectively, relating to the Properties in Abilene, Texas and Avon, Colorado. The provisions represented the difference between the carrying value of the Properties, and their estimated fair value at December 31, 2001 and 2000.

         In addition, as of March 2001, a provision for write-down of assets was recorded of approximately $43,949 relating to the Property located in Sebring, Florida. The provision represented the difference between the carrying value of the Property and the estimated net sales proceeds from the anticipated sale of the Property. The Partnership sold this Property in November 2001.

         During 2001, the Partnership also recorded a provision for doubtful accounts of approximately $34,400 for past due rental amounts relating to the Properties in Avon, Colorado and Abilene, Texas, and incurred approximately $111,300 in real estate taxes relating to these two Properties. Operating expenses also increased during 2001 due to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement.

         During 2000, the Partnership incurred transaction costs related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. On March 1, 2000, the General Partners and APF mutually agreed to terminate the merger.

         As a result of the sale of the Property in Sebring, Florida, the Partnership recognized a gain of $8,604 for the year ended December 31, 2001.

         The restaurant industry has been relatively resilient during this volatile time with steady performance during 2002. However, the industry remains in a state of cautious optimism. Restaurant operators expect their business to be better in 2003, according to a nationwide survey conducted by the National Restaurant Association, but are concerned by the budget deficits being experienced by many states and the potential of new taxes on the industry to alleviate the situation.

         The Partnership's leases as of December 31, 2002, are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation, overall, has had a minimal effect on results of operations of the Partnership. Continued inflation may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be considered by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interests entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Management believes adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or Properties held with affiliates of the General Partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.


Item 8.  Financial Statements and Supplementary Data

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS







                                                          Page

Report of Independent Certified Public Accountants         18

Financial Statements:

     Balance Sheets                                        19

     Statements of Income                                  20

     Statements of Partners' Capital                       21

     Statements of Cash Flows                              22-23

     Notes to Financial Statements                         24-36

               Report of Independent Certified Public Accountants



To the Partners
CNL Income Fund XI, Ltd.


In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund XI, Ltd. (a Florida limited partnership) at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As  described in Note 1 to the  financial  statements,  on January 1, 2002,  the
Partnership   adopted  Statement  of  Financial   Accounting  Standard  No.  144
"Accounting for the Impairment or Disposal of Long-Lived Assets."




/s/ PricewaterhouseCoopers LLP

Orlando, Florida
January 31, 2003, except for Note 12, to which the date is March 4, 2003

                           23CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                                                        December 31,
                                                                              2002                        2001
                                                                       -------------------         -------------------

                         ASSETS

Real estate properties with operating leases, net                           $  19,291,059               $  19,645,302
Net investment in direct financing leases                                       6,768,822                   6,941,611
Real estate held for sale                                                              --                   1,303,330
Investment in joint ventures                                                    4,414,071                   2,389,323
Cash and cash equivalents                                                       1,763,878                     993,402
Certificates of deposit                                                                --                     218,217
Receivables, less allowance for doubtful accounts of
     $23,196 and $487,127, respectively                                           230,688                     186,780
Accrued rental income                                                           1,715,758                   1,640,219
Other assets                                                                      135,940                     133,544
                                                                       -------------------         -------------------

                                                                            $  34,320,216               $  33,451,728
                                                                       ===================         ===================

            LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                         $     3,271                 $     9,153
Real estate taxes payable                                                          15,632                      54,185
Distributions payable                                                           1,075,006                     875,006
Due to related parties                                                             20,101                      16,701
Rents paid in advance and deposits                                                163,020                      66,213
                                                                       -------------------         -------------------
         Total liabilities                                                      1,277,030                   1,021,258

Minority interests                                                                507,991                     509,377

Partners' capital                                                              32,535,195                  31,921,093
                                                                       -------------------         -------------------

                                                                            $  34,320,216               $  33,451,728
                                                                       ===================         ===================

                 See accompanying notes to financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                                Year Ended December 31,
                                                                       2002               2001               2000
                                                                 -----------------   ---------------    ---------------

Revenues:
     Rental income from operating leases                            $   2,471,705      $  2,234,480       $  2,366,141
     Earned income from direct financing leases                         1,008,002           861,829            913,154
     Contingent rental income                                             294,891           233,365            200,925
     Interest and other income                                             57,724            58,939             89,181
                                                                                                        ---------------
                                                                 -----------------   ---------------
                                                                        3,832,322         3,388,613          3,569,401
                                                                 -----------------   ---------------    ---------------
Expenses:
     General operating and administrative                                 277,616           313,146            199,606
     Property expenses                                                     85,567           137,589             25,767
     Provision for doubtful accounts                                           --            34,443                 --
     Management fees to related parties                                    44,392            36,076             39,227
     State and other taxes                                                 31,779            29,022             50,596
     Depreciation                                                         386,796           394,396            397,524
     Provision for write-down of assets                                        --           654,393             60,490
     Transaction costs                                                         --                --             27,801
                                                                 -----------------   ---------------    ---------------
                                                                          826,150         1,599,065            801,011
                                                                 -----------------   ---------------    ---------------

Income Before Gain on Sale of Assets, Minority Interests in
     Income of Consolidated Joint Ventures, and Equity in
     Earnings (Loss) of Unconsolidated Joint Ventures                   3,006,172         1,789,548          2,768,390

Gain on Sale of Assets                                                         --             8,604                 --

Minority Interests in Income of Consolidated
     Joint Ventures                                                       (63,512  )        (66,460  )         (67,606  )

Equity in Earnings (Loss) of Unconsolidated Joint
     Ventures                                                             863,810          (147,538  )         256,056
                                                                 -----------------   ---------------    ---------------

Income from Continuing Operations                                       3,806,470         1,584,154          2,956,840
                                                                 -----------------   ---------------    ---------------
Discontinued Operations (Note 5):
     Income from discontinued operations                                   65,510           143,162            137,623
     Gain on disposal of discontinued operations                          442,146                --                 --
                                                                 -----------------   ---------------    ---------------
                                                                          507,656           143,162            137,623
                                                                 -----------------   ---------------    ---------------
Net Income                                                          $   4,314,126      $  1,727,316       $  3,094,463
                                                                 =================   ===============    ===============

Income Per Limited Partner Unit
     Continuing Operations                                            $      0.95        $     0.39         $     0.74
     Discontinued Operations                                                 0.13              0.04               0.03
                                                                 -----------------   ---------------    ---------------
     Total                                                            $      1.08        $     0.43         $     0.77
                                                                 =================   ===============    ===============

Net Income Per Limited Partner Unit                                   $      1.08        $     0.43         $     0.77
                                                                 =================   ===============    ===============
Weighted Average Number of
     Limited Partner Units Outstanding                                  4,000,000         4,000,000          4,000,000
                                                                 =================   ===============    ===============

                 See accompanying notes to financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2002, 2001, and 2000


                                            General Partners                           Limited Partners
                                  ---------------------------  -------------------------------------------------------------
                                                 Accumulated                                   Accumulated      Syndication
                                  Contributions   Earnings     Contributions   Distributions     Earnings         Costs
                                  ------------  -------------- -------------- --------------  -------------   --------------

Balance, December 31, 1999        $     1,000   $   241,465   $  40,000,000  $ (25,715,158 ) $  24,362,055     $ (4,790,000 )

    Distributions to limited
       partners ($0.88 per
       limited partner unit)               --            --              --     (3,500,024 )            --               --
    Net income                             --            --              --             --       3,094,463               --
                                  ------------ -------------  -------------- --------------  --------------   --------------

Balance, December 31, 2000              1,000       241,465      40,000,000    (29,215,182 )    27,456,518       (4,790,000 )

    Distributions to limited
       partners ($0.88 per
       limited partner unit)               --            --              --     (3,500,024 )            --               --
    Net income                             --            --              --             --       1,727,316               --
                                  ------------ -------------  -------------- --------------  --------------   --------------

Balance, December 31, 2001              1,000       241,465      40,000,000    (32,715,206 )    29,183,834       (4,790,000 )

    Distributions to limited
       partners ($0.93 per
       limited partner unit)               --            --              --     (3,700,024 )            --               --
    Net income                             --            --              --             --       4,314,126               --
                                  ------------ -------------  -------------- --------------  --------------   --------------

Balance, December 31, 2002        $     1,000   $   241,465   $  40,000,000  $ (36,415,230 ) $  33,497,960     $ (4,790,000 )
                                  ============ =============  ============== ==============  ==============   ==============


                                                                                                                   Total
                                                                                                               --------------

                                                                                                                 $34,099,362



                                                                                                                  (3,500,024 )
                                                                                                                   3,094,463
                                                                                                               --------------

                                                                                                                  33,693,801



                                                                                                                  (3,500,024 )
                                                                                                                   1,727,316
                                                                                                               --------------

                                                                                                                  31,921,093



                                                                                                                  (3,700,024 )
                                                                                                                   4,314,126
                                                                                                               --------------

                                                                                                                 $32,535,195
                                                                                                               ==============


                See accompanying notes to financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                  Year Ended December 31,
                                                                     2002                  2001                 2000
                                                                ----------------      ---------------       ---------------

Increase (Decrease) in Cash and Cash Equivalents:

      Cash Flows from Operating Activities:

Net Income                                                         $  4,314,126         $  1,727,316          $  3,094,463
                                                                ----------------      ---------------       --------------
Adjustments to reconcile net income to net cash provided by
   operating activities:
      Depreciation                                                      397,899              423,468               426,596
      Provision for doubtful accounts                                        --               34,443                    --
      Provision for write-down of assets                                     --              654,393                60,490
      Gain on sale of assets                                           (442,146 )             (8,604 )                  --
      Minority interests in income of consolidated joint
         ventures                                                        63,512               66,460                67,606
      Equity in earnings and loss of unconsolidated joint
         ventures, net of distributions                                (184,950 )            338,292                 4,311
      Decrease (increase) in receivables                                (69,831 )             13,656               (66,009 )
      Amortization of investment in direct financing leases             172,789                1,629               124,176
      Decrease (increase) in accrued rental income                      (75,539 )            (90,221 )            (135,691 )
      Decrease(increase) in other assets                                 (2,396 )            109,374                   966
      Increase (decrease) in accounts payable and accrued
         expenses                                                       (44,435 )             16,859               (88,358 )
      Increase (decrease) in due to related parties                       3,400               (5,801 )             (48,098 )
      Increase (decrease) in rents paid in advance and
         deposits                                                        96,807              (13,565 )             (22,702 )
                                                                ----------------      ---------------       ---------------
             Total adjustments                                          (84,890 )          1,540,383               323,287
                                                                ----------------      ---------------       ---------------
Net Cash Provided by Operating Activities                             4,229,236            3,267,699             3,417,750
                                                                ----------------      ---------------       ---------------
      Cash Flows from Investing Activities:
         Additions to real estate properties                                 --           (1,376,792 )                  --
         Proceeds from sale of real estate properties                 1,734,373            1,029,000                    --
         Investment in joint ventures                                (1,839,798 )                 --                    --
         Liquidating distribution from joint venture                         --              345,376                    --
         Investment in certificates of deposit                               --             (211,587 )            (500,000 )
         Redemption of certificates of deposit                          211,587              500,000                    --
                                                                ----------------      ---------------       ---------------
             Net cash provided by (used in) investing
                 activities                                             106,162              285,997              (500,000 )
                                                                ----------------      ---------------       ---------------

      Cash Flows from Financing Activities:
         Distributions to limited partners                           (3,500,024 )         (3,500,024 )          (3,500,024 )
         Distributions to holders of minority interest                  (64,898 )            (66,890 )             (67,606 )
                                                                ----------------
                                                                                      ---------------       ---------------
                Net cash used in financing activities                (3,564,922 )         (3,566,914 )          (3,567,630 )
                                                                ----------------      ---------------       ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                    770,476              (13,218 )            (649,880 )

Cash and Cash Equivalents at Beginning of Year                          993,402            1,006,620             1,656,500
                                                                ----------------      ---------------       ---------------

Cash and Cash Equivalents at End of Year                           $  1,763,878          $   993,402          $  1,006,620
                                                                ================      ===============       ===============

                 See accompanying notes to financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                              Years Ended December 31,
                                                                      2002               2001              2000
                                                                 ---------------    ---------------    --------------

Supplemental Schedule of Non-Cash Investing and
      Financing Activities:

         Distributions declared and unpaid at
             December 31                                            $ 1,075,006         $  875,006        $  875,006
                                                                 ===============    ===============    =============

         Addition to real estate properties                         $    32,553         $       --        $       --
                                                                 ===============    ===============    ==============

                 See accompanying notes to financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


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

         Real Estate and Lease Accounting - The Partnership records the real estate property acquisitions at cost. These properties are leased to third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. During the years ended December 31, 2002, 2001, and 2000, tenants paid directly to real estate taxing authorities approximately $428,800, $400,900, and $399,020, respectively, in real estate taxes in accordance with the terms of their triple net leases with the Partnership.

         The leases of the Partnership provide for base minimum annual rental payments payable in monthly installments. In addition, certain leases provide for contingent rental revenues based on the tenants' gross sales in excess of a specified threshold. The partnership defers recognition of the contingent rental revenues until the defined thresholds are met. The leases are accounted for using either the direct financing or the operating methods. Such methods are described below:

                  Direct financing method - Leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the asset). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's net investment in the leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of the majority of these leases are operating leases.

                  Operating method - Real estate property leases accounted for using the operating method are recorded at cost, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives of 30 years. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the lease term commencing on the date the property is placed in service.

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

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


1.       Significant Accounting Policies - Continued:

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, the assets are adjusted to the estimated fair value.

         When the collection of amounts recorded as rental or other income is considered to be doubtful, a provision is recorded to increase the allowance for doubtful accounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

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

         The Partnership's investments in Ashland Joint Venture, Des Moines Real Estate Joint Venture and Portsmouth Joint Venture and the properties in Corpus Christi, Universal City and Schertz, Texas, for which each property is held as tenants-in-common, are accounted for using the equity method since each joint venture agreement requires the consent of all partners on all key decisions affecting the operations of the underlying property.

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

         Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

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

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


1.       Significant Accounting Policies - Continued:

         Reclassification - Certain items in the prior year's financial statements have been reclassified to conform to 2002 presentation, including a change in presentation of the statement of cash flows from the direct to the indirect method. These reclassifications had no effect on partner's capital, net income or cash flows.

         Statement  of  Financial  Accounting  Standards  No. 144 ("FAS  144") -
         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its estimated fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

         FASB  Interpretation  No. 46 ("FIN 46") - In January 2003,  FASB issued
         FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be considered by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interests entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Management believes adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

2.       Real Estate Properties with Operating Leases:

         Real estate properties with operating leases consisted of the following at December 31:

                                                                    2002                   2001
                                                             --------------------   --------------------

                 Land                                             $   11,540,346         $   11,507,793
                 Buildings                                            11,508,936             11,508,936
                                                             --------------------   --------------------
                                                                      23,049,282             23,016,729

                 Less accumulated depreciation                        (3,758,223 )           (3,371,427 )
                                                             --------------------   --------------------

                                                                  $   19,291,059         $   19,645,302
                                                             ====================   ====================

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


2.       Real Estate Properties with Operating Leases - Continued:

         In 2001, the Partnership recorded a provision for write-down of assets in the amount of $363,461 relating to the property in Avon, Colorado due to the fact that on October 31, 2001, Phoenix Restaurant Group, Inc. and its Subsidiaries (collectively referred to as "PRG"), a tenant of the Partnership, experienced financial difficulties and filed for Chapter 11 bankruptcy protection. The provision represented the difference between the carrying value of the property at December 31, 2002 and its estimated fair value.

         At March 2001, the Partnership recorded a provision for write-down of assets of $43,949 relating to the property located in Sebring, Florida. The provision represented the difference between the carrying value of the property, and the estimated net sales proceeds from the anticipated sale of the Property. In November 2001, the Partnership sold this property to the tenant and received net sales proceeds of approximately $1,029,000, resulting in a gain of $8,604. In December 2001, the Partnership reinvested approximately $1,376,800 of the net sales proceeds received from the sale of this Property and from the liquidation proceeds received from the sale of the Property in Round Rock, Texas, in a Property in Houston, Texas. The Partnership acquired the Property from CNL Funding 2001-A, LP, an affiliate of the general partners.

         In August 2002, the Partnership received a parcel of land adjacent to its Property in Roswell, New Mexico from the tenant of the Partnership's property in payment for approximately $32,500 of rental revenues owed. The parcel of land is developed as a parking lot which is continuous to the parking lot of the Partnership's Property. The Partnership accounted for this transaction as a non-monetary exchange of assets at their fair value. No gain or loss was recognized on this transaction.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2002:

                         2003                $  2,502,055
                         2004                   2,520,969
                         2005                   2,531,612
                         2006                   2,348,955
                         2007                   1,952,743
                         Thereafter             8,452,531
                                            --------------

                                             $ 20,308,865
                                            ==============

3.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at December 31:

                                                                            2002                  2001
                                                                     -----------------     -----------------

                 Minimum lease payments
                      receivable                                         $ 11,078,894          $ 12,155,263
                 Estimated residual values                                  2,439,551             2,439,551
                 Less unearned income                                      (6,749,623 )          (7,653,203 )
                                                                     -----------------     -----------------

                 Net investment in direct
                      financing leases                                   $  6,768,822          $  6,941,611
                                                                     =================     =================


                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


3.       Net Investment in Direct Financing Leases - Continued:

         During 2001, the Partnership established a provision for write-down of assets in the amount of $246,982 for its property in Abilene, Texas due to the fact that on October 31, 2001, PRG, a tenant of the Partnership, filed for Chapter 11 bankruptcy protection. The provision represented the difference between the carrying value of the net investment in the direct financing lease, and the estimated fair value of the investment in the direct financing lease.

         The following is a schedule of future minimum lease payments to be received on the direct financing leases at December 31, 2002:

                          2003             $  1,096,198
                          2004                1,096,198
                          2005                1,096,198
                          2006                1,096,198
                          2007                1,109,695
                          Thereafter          5,584,407
                                           -------------

                                           $ 11,078,894
                                           =============

4.       Investment in Joint Ventures:

         The Partnership has a 62.16%, 76.6% and a 42.8% interest in the profits and losses of Ashland Joint Venture, Des Moines Real Estate Joint Venture and Portsmouth Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same General Partners. In addition, the Partnership owns properties in Corpus Christi, Universal City, and Schertz, Texas, as tenants-in-common with Florida limited partnerships and affiliates of the General Partners. As of December 31, 2002, the Partnership owned a 72.58%, 85.8% and 90.5% interest, respectively, in these properties.

         In October 2001, the Partnership and CNL Income Fund VI, Ltd., a Florida limited partnership and affiliate of the General Partners, as tenants-in-common, sold the property in Round Rock, Texas for a sales price of approximately $1,539,000 and received net sales proceeds of approximately $1,510,700, resulting in a gain, to the tenancy-in-common, of approximately $123,900. The Partnership received approximately $345,000 as a liquidating distribution for its pro-rata share of the net sales proceeds.

         In June 2002, the Partnership invested in two properties in Universal City and Schertz, Texas, as two separate tenants-in-common arrangements with CNL Income Fund VI, Ltd., a Florida limited partnership and affiliate of the general partners. The Partnership acquired both properties from CNL Funding 2001-A, LP, an affiliate of the general partners. The Partnership and CNL Income Fund VI, Ltd. entered into agreements whereby each co-tenant will share in the profits and losses of each property in proportion to its applicable percentage interest. As of December 31, 2002, the Partnership contributed approximately $897,200 and $942,500 for an 85.8% and a 90.5% interest, respectively, in these properties.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


4.       Investment in Joint Ventures - Continued:

         In June 2002, Ashland Joint Venture, in which the Partnership has a 62.16% interest, sold its Burger King property in Ashland, New Hampshire to the tenant and received net sales proceeds of approximately $1,472,900, resulting in a gain of approximately $500,900. The financial results relating to this property are reflected as Discontinued Operations. The Joint Venture reinvested in June 2002 the majority of the net sales proceeds from the sale of this property in a property in San Antonio, Texas. The Joint Venture acquired the property from CNL Funding 2001-A, LP, an affiliate of the general partners, for an approximate cost of $1,343,000.

         Ashland Joint Venture, Des Moines Real Estate Joint Venture, Portsmouth Joint Venture and the Partnership and affiliates, as tenants-in-common in three separate tenancy in common arrangements, each own and lease one property to an operator of national fast-food restaurants. The following presents the combined financial information for the unconsolidated joint ventures and the properties held as tenants-in-common with affiliates at:

                                                                                     December 31,
                                                                              2002                 2001
                                                                        -----------------    -----------------

                 Real estate properties with operating
                     leases, net                                           $   5,551,686         $  2,209,218
                 Net investment in direct financing
                     lease                                                       308,883              313,339
                 Real estate held for sale                                            --              983,074
                 Cash                                                             18,815               15,352
                 Receivables, less allowance for
                     doubtful accounts, net                                           --                7,383
                 Accrued rental income                                           142,283              115,767
                 Other assets                                                      8,466                7,543
                 Liabilities                                                      10,549               29,240
                 Partners' capital                                             6,019,584            3,622,436


                                                                           Year Ended December 31,
                                                                   2002             2001              2000
                                                               -------------    --------------    -------------

         Rental revenues                                          $ 848,807         $ 329,956        $ 475,887
         Expenses                                                  (100,798  )       (201,380  )       (84,274  )
         Provision for write-down of assets                              --          (356,719  )            --
         Gain on disposal of assets                                      --           123,893               --
                                                               -------------    --------------    -------------
              Income (loss) from continuing
                  operations                                        748,009          (104,250  )       391,613
                                                               -------------    --------------    -------------
         Discontinued operations:

              Income from discontinued operations, net               26,927            83,923           78,794
              Gain on disposal of assets                            500,912                --               --
                                                               -------------    --------------    -------------
                                                                    527,839            83,923           78,794
                                                               -------------    --------------    -------------
         Net Income (Loss)                                       $1,275,848         $ (20,327  )     $ 470,407
                                                               =============    ==============    =============

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


4.       Investment in Joint Ventures - Continued:

         The Partnership recognized income totaling $863,810 and $256,056 for the years ended December 31, 2002 and 2000, and a loss totaling $147,538 for 2001, from these joint ventures.

5.       Discontinued Operations:

         In June 2002, the Partnership sold its Burger King properties in Columbus, Ohio and East Detroit, Michigan to the tenant and received net sales proceeds of approximately $1,734,400, resulting in gains of approximately $442,100. The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.

         The operating results of discontinued operations are as follows:

                                                                            Year Ended December 31,
                                                                     2002              2001            2000
                                                                --------------   ---------------  --------------

              Rental revenues                                      $   76,863       $   172,234      $  166,695
              Expenses                                                (11,353 )         (29,072 )       (29,072 )
              Gain on disposal of assets                              442,146                --              --
                                                                --------------   ---------------  --------------

              Income from discontinued operations                  $  507,656       $   143,162      $  137,623
                                                                ==============   ===============  ==============


6.       Allocations and Distributions:

         From inception through December 31, 1999, generally, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, were allocated 99 percent to the limited partners and one percent to the general partners. From inception through December 31, 1999, distributions of net cash flow were made 99 percent to the limited partners and one percent to the general partners. However, the one percent of net cash flow to be distributed to the general partners was subordinated to receipt by the limited partners of an aggregate, ten percent, cumulative, noncompounded annual return on their invested capital contributions (the "Limited Partners' 10% Return").

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

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


6.       Allocations and Distributions - Continued:

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

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partners in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2002, 2001 and 2000.

         During the year ended December 31, 2002, the Partnership declared distributions to the Limited Partners of $3,700,024. During each of the years ended December 31, 2001 and 2000, the Partnership declared distributions to the Limited Partners of $3,500,024. During the quarter ended December 31, 2002, the Partnership declared a special distribution to the Limited Partners of $200,000, which represented cumulative excess operating reserves. This special distribution was effectively a return of a portion of the limited partners' investment, although in accordance with the partnership agreement, $200,000 was applied toward the Limited Partners' 10% Preferred Return. No distributions have been made to the general partners to date.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


7.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:


                                                                    2002             2001              2000
                                                                --------------   --------------   ---------------

          Net income for financial reporting purposes             $ 4,314,126      $ 1,727,316       $ 3,094,463

          Effect of timing differences relating to
               depreciation                                           (80,379 )        (69,778 )         (68,371 )

          Effect of timing differences relating to gains on
               real estate property sales                            (438,269 )         51,426                --

          Direct financing leases recorded as operating
               leases for tax reporting purposes                      172,789          138,491           124,176

          Effect of timing differences relating to equity
               in earnings of unconsolidated joint ventures          (430,774 )        433,308             9,949

          Deduction of transaction costs for tax reporting
               purposes                                                    --               --          (221,629 )

          Accrued rental income                                       (67,582 )       (119,338 )        (135,691 )

          Rents paid in advance                                        96,807          (13,565 )         (22,702 )

          Effect of timing differences relating to allowance
               for doubtful accounts                                 (463,931 )        347,670           127,810

          Provision for write-down of assets                               --          654,393            60,490

          Effect of timing differences relating to minority
               interests of consolidated joint ventures                 1,124            5,385            11,888
                                                                --------------   --------------   ---------------

          Net income for federal income tax purposes              $ 3,103,911      $ 3,155,308       $ 2,980,383
                                                                ==============   ==============   ===============


                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


8.       Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP, a wholly owned subsidiary of CNL American Properties Fund, Inc. ("APF") served as the Partnership's advisor until January 1, 2002, when it assigned its rights and obligations under a management agreement to RAI Restaurants, Inc. (formerly known as CNL Restaurants XVIII, Inc.). RAI Restaurants, Inc. ("the Advisor") is a wholly owned subsidiary of APF. The individual general partners are stockholders and directors of APF.

         The Advisor provides services pursuant to a management agreement with the partnership. In connection therewith, the Partnership agreed to pay certain Advisor management fees of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. The Partnership incurred management fees of $44,392, $36,076, and $39,227, for the years ended December 31, 2002, 2001, and 2000, respectively.

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

         During the years ended December 31, 2002, 2001, and 2000, the Advisor and its affiliates provided accounting and administrative services. The Partnership incurred $192,286, $219,365, and $101,316, for the years ended December 31, 2002, 2001, and 2000, respectively, for such services.

         In December 2001, the Partnership acquired a property located in Houston, Texas from CNL Funding 2001-A, LP, for approximately $1,376,800. CNL Funding 2001-A, LP is an affiliate of the General Partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the properties in order to facilitate the acquisition of the properties by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the properties.

         During 2001, Phoenix Restaurant Group, Inc. ("PRG") filed for bankruptcy and neither rejected, nor affirmed the three leases it had with the Partnership, including a lease held with an affiliate of the general partners, as tenants-in-common. The Partnership owns a 73% interest in the tenancy in common. During 2002, the bankruptcy court assigned the leases relating to the properties in Avon, Colorado; and Abilene and Corpus Christi, Texas to CherryDen, LLC; SWAC, LLC; and RAI, LLC, respectively. CherryDen, LLC and RAI, LLC are affiliates of the general partners. All other lease terms remained the same. In connection with these leases, the Partnership recognized rental revenues of approximately $110,900 and $52,900 relating to the properties in Avon, Colorado and Abilene, Texas during the year ended December 31, 2002, respectively. In October 2002, SWAC, LLC assigned the lease relating to the Property in Abilene, Texas to Continental Foods, Inc., a third party. All other lease terms remained the same. The tenancy in common recognized rental revenues of approximately $127,800 relating to the property in Corpus Christi, Texas during the year ended December 31, 2002. The Partnership recognized its pro-rata share of these amounts in equity in earnings of unconsolidated joint ventures in the accompanying financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


8.       Related Party Transactions - Continued:

         In June 2002, the Partnership and CNL Income Fund VI, Ltd. acquired two properties in Universal City and Schertz, Texas, each Property as a separate tenancy in common arrangement, from CNL Funding 2001-A, LP, for a total of approximately $2,087,200. In addition, in June 2002, Ashland Joint Venture acquired a property in San Antonio, Texas, from CNL Funding 2001-A, LP, for approximately $1,343,000. CNL Funding 2001-A, LP, an affiliate of the general partners, had purchased and temporarily held title to the properties in order to facilitate the acquisition of the properties by the Partnership. The purchase price paid by the Partnership and the joint venture represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the properties.

         The due to related parties at December 31, 2002 and 2001, totaled $20,101 and $16,701, respectively.

9.       Concentration of Credit Risk:

         The following schedule presents total rental revenues from individual lessees, each representing more than ten percent of rental revenues (including the Partnership's share of rental revenues from the unconsolidated joint ventures and the properties held as tenants-in-common with affiliates of the General Partners), for each of the years ended December 31:


                                                              2002               2001                2000
                                                         ---------------    ---------------     ---------------

          Jack in the Box Inc. and Jack in
               the Box Eastern Division,
               L.P.                                           $ 768,074         $  768,070          $  768,032
          Golden Corral Corporation                             675,245            600,548             580,241
          Burger King Corporation and
              BK Acquisition, Inc.                              479,251            621,123             604,484

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than ten percent of rental revenues (including the Partnership's share of rental revenues from the unconsolidated joint ventures and the properties held as tenants-in-common with affiliates of the General Partners), for each of the years ended December 31:

                                                            2002                  2001                  2000
                                                       ----------------     -----------------     -----------------

          Burger King                                       $  969,360          $  1,148,827          $  1,128,752
          Denny's                                              907,510               492,804               642,085
          Jack in the Box                                      768,074               588,204               768,032
          Golden Corral Family
               Steakhouse Restaurants                          675,245               600,548               580,241

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

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


10.      Selected Quarterly Financial Data:

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2002 and 2001.


                 2002 Quarter                 First           Second           Third           Fourth           Year
        -------------------------------    -----------    -------------    ------------    -------------    ------------

        Continuing Operations (1):
              Revenues                       $ 791,424       $1,015,751       $ 927,606       $1,097,541      $3,832,322
              Equity in earnings
                 of unconsolidated
                 joint ventures                 57,219          584,639         118,993          102,959         863,810
              Income from
                 continuing
                 operations                    660,725        1,380,359         829,562          935,824       3,806,470

        Discontinued Operations(1):
              Revenues                          36,362           40,501              --               --          76,863
              Income from
                 discontinued
                 operations                     28,843          478,813              --               --         507,656

        Net Income                           $ 689,568       $1,859,172       $ 829,562        $ 935,824      $4,314,126

        Net income per limited
            partner unit:
              Continuing
                 Operations                    $  0.16         $   0.34        $   0.21         $   0.24        $   0.95
              Discontinued
                 Operations                       0.01             0.12              --               --            0.13
                                           -----------    -------------    ------------    -------------    ------------
              Total                            $  0.17         $   0.46        $   0.21         $   0.24        $   1.08
                                           ===========    =============    ============    =============    ============

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


11.      Selected Quarterly Financial Data - Continued:



                  2001 Quarter                First           Second           Third           Fourth           Year
        -------------------------------    -----------    -------------    ------------    -------------    ------------

        Continuing Operations (1):
              Revenues                      $ 801,686        $ 806,496       $ 802,380        $ 978,051      $3,388,613
              Equity in earnings
                 (loss) of
                 unconsolidated
                 joint ventures                 5,956          (50,171  )     (157,573  )        54,250        (147,538  )
              Income (loss) from
                 continuing
                 operations                   448,319          413,374         (97,009  )       819,470       1,584,154

        Discontinued Operations(1):
              Revenues                         41,204           42,425          41,147           47,458         172,234
              Income from
                 discontinued
                 operations                    33,936           35,157          33,879           40,190         143,162

        Net Income (loss)                   $ 482,255        $ 448,531       $ (63,130  )     $ 859,660      $1,727,316

        Net income (loss) per
            limited partner unit:
              Continuing
                 operations                   $  0.11         $   0.10        $  (0.03  )      $   0.21        $   0.39
              Discontinued
                 operations                      0.01             0.01            0.01             0.01            0.04
                                           -----------    -------------    ------------    -------------    ------------
              Total                           $  0.12         $   0.11        $  (0.02  )      $   0.22        $   0.43
                                           ===========    =============    ============    =============    ============

       (1) Certain items in the quarterly financial data have been reclassified to conform to the 2002 presentation. This reclassification had no effect on total net income. The results of operations relating to properties that were either disposed of or were classified as held for sale as of December 31, 2002 are reported as discontinued operations for all periods presented. The results of operations relating to properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations.

12.      Subsequent Event:

         In March 2003, the Partnership sold the Property located in Abilene, Texas, to the tenant and received net sales proceeds of approximately $931,900, resulting in a gain of $377,961.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL American Properties Fund, Inc. ("APF"), CNL Fund Advisors, Inc., CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

         James M. Seneff, Jr., age 56. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of APF, a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999, and has served as co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the Partnership's advisor, until it merged with a wholly-owned subsidiary of APF in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp., all of which are engaged in the business of real estate finance. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank, an independent, state-chartered commercial bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 55. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is a Director of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc.; Director, Vice Chairman of the Board, and Treasurer , and from 1997 until June 2002 served as President, of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 47. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of CNL Fund Advisors, Inc., Mr. McWilliams served as President of APF from February 1999 until September 1999. From February 1998 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President from October 1997 until September 1999. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc., a corporation engaged in the business of real estate financing, from April 1997 until the acquisition of such entities by wholly-owned subsidiaries of APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven D. Shackelford, age 39. Mr. Shackelford was promoted to Executive Vice President of APF in June 2000. He served as Senior Vice President from September 1999 until his promotion in June 2000. Mr. Shackelford has served as Chief Financial Officer since January 1997 and has served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the General Partners, the officers of the corporate General Partner, and persons who own more than ten percent of a registered class of the Partnership's equity securities
(collectively, the "Reporting Persons"), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Reporting Persons are required by SEC regulation to furnish the Partnership with copies of all Forms 3, 4 and 5 that they file.

         Based solely on the General Partners' review of the copies of such forms the Partnership has received and written representations from certain
Reporting Persons that they were not required to file Forms 5 for the last fiscal year, the General Partners believe that all Reporting Persons complied with all filing requirements applicable to them with respect to transactions during fiscal 2002.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of March 10, 2003, the beneficial ownership interest of each person known to the Registrant to be a beneficial owner of more than five percent of the Units.

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


         The following table sets forth, as of March 10, 2003, the beneficial ownership interests of the General Partners in the Registrant.

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

         The Partnership does not have any equity compensation plans.

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2002, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
          and Recipient                        Method of Computation                  Ended December 31, 2002
----------------------------------     --------------------------------------      ------------------------------

Reimbursement  to affiliates  for      Operating  expenses are reimbursed at       Accounting and administra-
operating expenses                     the  lower  of  cost  or  90%  of the       tive services:  $192,286
                                       prevailing  rate at which  comparable
                                       services  could have been obtained in
                                       the     same     geographic     area.
                                       Affiliates  of the  General  Partners
                                       from  time  to  time  incur   certain
                                       operating  expenses  on behalf of the
                                       Partnership     for     which     the
                                       Partnership       reimburses      the
                                       affiliates without interest.

Annual,    management    fee   to      One  percent  of  the  sum  of  gross       $44,392
affiliates                             revenues   from   Properties   wholly
                                       owned  by the  Partnership  plus  the
                                       Partnership's  allocable  share gross
                                       revenues  of joint  ventures in which
                                       the Partnership is  co-venturer.  The
                                       management   fee,   which   will  not
                                       exceed     competitive    fees    for
                                       comparable    fees   for   comparable
                                       services   in  the  same   geographic
                                       area,  may or may  not be  taken,  in
                                       whole or in part as to any  year,  in
                                       the sole discretion of affiliates.



                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2002
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


                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         And Recipient                         Method of Computation                  Ended December 31, 2002
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



During 2001, Phoenix Restaurant Group, Inc. ("PRG") filed for bankruptcy and neither rejected, nor affirmed the three leases it had with the Partnership, including a lease held with an affiliate of the general partners, as tenants-in-common. The Partnership owns a 73% interest in the tenancy in common. In April and May 2002, the bankruptcy court assigned the leases relating to the properties in Avon, Colorado; and Abilene and Corpus Christi, Texas to CherryDen, LLC; SWAC, LLC; and RAI, LLC, respectively. CherryDen, LLC and RAI, LLC are affiliates of the General Partners. All other lease terms remained the same. In connection with these leases, the Partnership recognized rental revenues of approximately $110,900 and $52,900 relating to the properties in Avon, Colorado and Abilene, Texas during the year ended December 31, 2002, respectively. In October 2002, SWAC, LLC assigned the lease relating to the Property in Abilene, Texas to Continental Foods, Inc., a third party. All other lease terms remained the same. The tenancy in common recognized rental revenues of approximately $127,800 relating to the property in Corpus Christi, Texas during the year ended December 31, 2002. The Partnership recognized its pro-rata share of these amounts in equity in earnings of unconsolidated joint ventures in the accompanying financial statements.

In June 2002, the Partnership and CNL Income Fund VI, Ltd. acquired two properties in Universal City and Schertz, Texas, each Property as a separate tenants-in-common arrangement, from CNL Funding 2001-A, LP, for a total of approximately $2,087,200. In addition, in June 2002, Ashland Joint Venture acquired a property in San Antonio, Texas, from CNL Funding 2001-A, LP, for approximately $1,343,000. CNL Funding 2001-A, LP, an affiliate of the general partners, had purchased and temporarily held title to the properties in order to facilitate the acquisition of the properties by the Partnership. The purchase price paid by the Partnership and the joint venture represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the properties.

Item 14.      Controls and Procedures

         The General Partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate General Partner have evaluated the Partnership's disclosure controls and procedures within 90 days prior to the filing of this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

         Subsequent to the above evaluation, there were no significant changes in internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                     PART IV


Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.   Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2002 and 2001

                  Statements of Income for the years ended December 31, 2002, 2001, and 2000

                  Statements of Partners' Capital for the years ended December 31, 2002, 2001, and 2000

                  Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000

                  Notes to Financial Statements

         2.   Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for December 31, 2002, 2001, and 2000

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2002

                  Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2002

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

                  (b) The Registrant filed no reports on Form 8-K during the period October 1, 2002 through December 31, 2002.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 2003.

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

               Signature                                  Title                                  Date



/s/ Robert A. Bourne                     President,   Treasurer   and   Director            March 24, 2003
Robert A. Bourne                         (Principal   Financial  and  Accounting
                                         Officer)

/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director            March 24, 2003
James M. Seneff, Jr.                     (Principal Executive Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         I, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund XI, Ltd. (the "registrant"), certify that:

         1. I have reviewed this annual report on Form 10-K of the registrant;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                 a. designed such  disclosure  controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                 b. evaluated the  effectiveness of the registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                 c. presented in this annual  report our  conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003


/s/ James M. Seneff, Jr.
 James M. Seneff, Jr.
Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Robert A. Bourne, President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund XI, Ltd. (the "registrant") certify that:

         1. I have reviewed this annual report on Form 10-K of the registrant;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                 a. designed such  disclosure  controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                 b. evaluated the  effectiveness of the registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                 c. presented in this annual  report our  conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 24, 2003


/s/ Robert A. Bourne
Robert A. Bourne
President and Treasurer

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2002, 2001, and 2000


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

  2002      Allowance for
              doubtful
              accounts (a)         $   487,127      $  15,444       $  19,025 (b)     $ 300,072 (c)     $ 198,328      $ 23,196
                               ================  =============  ==============     =============     =============  ============


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

                                December 31, 2002

                                                                                     Costs Capitalized
                                                                                     Subsequent To
                                                         Initial Cost                Acquisition
                                             --------------------------  ---------------------
                               Encum-                      Buildings and  Improve-     Carrying
                              brances           Land        Improvements    ments      Costs
                             -----------     ------------  ------------  ------------  -------

Properties the Partnership
  has Invested in Under
  Operating Leases:

    Burger King Restaurants:
      Amesbury, Massachusetts    -              $359,458      $791,913             -        -
      Bloomfield, Connecticut    -               266,685       555,656             -        -
      Gonzales, Louisiana        -               362,073       575,454             -        -
      Denver, Colorado           -               438,756             -             -        -
      Dayton, Ohio               -               472,964       441,860             -        -
      Lawrence, Kansas           -               321,505       411,353             -        -
      Roswell, New Mexico (j)    -               205,379       461,219             -        -
      Danbury, Connecticut (h)   -               220,496       498,434             -        -
      Yelm, Washington           -               337,806             -             -        -

    Casa Del Rio Restaurant:
      Wadsworth, Ohio            -               187,368             -             -        -

    Denny's Restaurants:
      Orlando, Florida           -               627,065             -             -        -
      Abilene, Texas             -               274,220             -             -        -
      Avon, Colorado             -               755,815             -       569,297        -
      Ocean Springs, Mississippi -               303,267             -             -        -

    Golden Corral Family
      Steakhouse Restaurants:
          McAllen, Texas         -               649,484       947,085             -        -
          Midwest City, Oklahoma -               506,420       975,640             -        -
          Oklahoma City, Oklahoma-               650,655       975,170             -        -

    Hardee's Restaurants:
      Dothan, Alabama            -               275,791             -             -        -
      Huntersville, North Carolin-               308,894             -             -        -
      North Augusta, South Caroli-a              201,056             -             -        -

    Jack in the Box Restaurants:
      Houston, Texas             -               475,618       447,374             -        -
      Houston, Texas             -               350,115       607,530             -        -
      Houston, Texas             -               362,591       582,149             -        -
      Kingswood, Texas           -               373,894       544,539             -        -
      Rockwall, Texas            -               348,497       652,932             -        -
      Antelope, California       -               500,623       524,823             -        -
      Show Low, Arizona          -               185,602       503,343             -        -

    KFC Restaurant:
      Deming, New Mexico         -               150,455             -             -        -

    Sagebrush Reataurant:
      Lynchburg, Virginia        -               359,532             -             -        -

    Other:
      Houston, Texas (i)         -               843,699       533,093             -        -
                                             ------------  ------------  ------------  -------

                                             $11,675,783   $11,029,567      $569,297        -
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
                                             ============  ============  ============  =======

Property of Joint Venture in Which
   the Partnership has a 62.16%
   Interest and has Invested in
   Under an Operating Lease:

    Taco Cabana
      San Antonio, Texas (k)     -              $695,797      $647,181             -        -
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
                                             ============  ============  ============  =======

Property in Which the Partnership
    has an 85.8% Interest as Tenants-
    in-Common and has Invested in
    Under an Operating Lease:

      Taco Cabana
          Universal City, Texas (l)             $355,448      $690,295
                                             ============  ============  ============  =======

Property in Which the Partnership
    has a 90.5% Interest as Tenants-
    in-Common and has Invested in
    Under an Operating Lease:

      Taco Cabana
          Schertz, Texas (m)                    $449,091      $592,400
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
                                             ============  ============  ============  =======



                                                                            Life on Which
                Net Cost Basis at Which                                     Depreciation in
               Carried at Close of Period (c)            Date               Latest Income
-----------------------------------------
               Buildings and               Accumulated  of Con-   Date      Statement is
    Land       Improvements     Total      Depreciation structionAcquired     Computed
-------------  ------------  ------------  -----------  -------  -------    -------------






    $359,458      $791,913    $1,151,371     $277,423    1982    06/92          (b)
     266,685       555,656       822,341      194,657    1990    06/92          (b)
     362,073       575,454       937,527      201,593    1989    06/92          (b)
     438,756            (f)      438,756            -    1992    06/92          (d)
     472,964       441,860       914,824      151,080    1987    09/92          (b)
     321,505       411,353       732,858      140,649    1982    09/92          (b)
     237,932       461,219       699,151      157,699    1986    09/92          (b)
     220,496       498,434       718,930       89,231    1983    09/98          (b)
     337,806            (f)      337,806            -    1997    01/99          (d)


     187,368            (f)      187,368            -    1992    09/92          (d)


     627,065            (f)      627,065            -    1992    06/92          (d)
     274,220            (f)      274,220            -    1992    07/92          (d)
     587,825       479,369     1,067,194      182,795    1993    09/92          (b)
     303,267            (f)      303,267            -    1992    09/92          (d)



     649,484       947,085     1,596,569      332,734    1992    06/92          (b)
     506,420       975,640     1,482,060      342,766    1992    06/92          (b)
     650,655       975,170     1,625,825      345,362    1992    05/92          (b)


     275,791            (f)      275,791            -    1992    09/92          (d)
     308,894            (f)      308,894            -    1992    09/92          (d)
     201,056            (f)      201,056            -    1992    09/92          (d)


     475,618       447,374       922,992      153,129    1992    09/92          (b)
     350,115       607,530       957,645      207,947    1992    09/92          (b)
     362,591       582,149       944,740      199,260    1992    09/92          (b)
     373,894       544,539       918,433      186,387    1992    09/92          (b)
     348,497       652,932     1,001,429      223,487    1992    09/92          (b)
     500,623       524,823     1,025,446      179,638    1992    09/92          (b)
     185,602       503,343       688,945      172,286    1992    09/92          (b)


     150,455            (f)      150,455            -    1993    09/92          (d)


     359,532            (f)      359,532            -    1992    09/92          (d)


     843,699       533,093     1,376,792       20,100    1998    12/01          (b)
-------------  ------------  ------------  -----------

 $11,540,346   $11,508,936   $23,049,282   $3,758,223
=============  ============  ============  ===========







    $322,726      $791,658    $1,114,384     $269,451    1992    10/92          (b)
=============  ============  ============  ===========







    $695,797      $647,181    $1,342,978      $12,582    1994    06/02          (b)
=============  ============  ============  ===========







    $584,525      $614,142    $1,198,667     $138,649    1992    01/97          (b)
=============  ============  ============  ===========







    $254,045            (f)     $254,045           (d)   1997    02/99          (d)
=============                ============







    $355,448      $690,296    $1,045,744      $13,422            06/02          (d)
=============  ============  ============  ===========







    $449,091      $592,400    $1,041,491      $11,519            06/02          (d)
=============  ============  ============  ===========






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

           -
=============







          (f)           (f)           (f)          (d)   1997    02/99          (d)


                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2002


(a) Transactions in real estate and accumulated depreciation are summarized below. The balances in 1999, 2000 and 2001 have been adjusted to reflect the reclassification of properties accounted for as discontinued operations.

                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -------------------

            Properties the Partnership has Invested
              in Under Operating Leases:

                 Balance, December 31, 1999                                 $ 23,033,703        $  2,800,170
                 Depreciation expense                                                 --             397,524
                                                                         ----------------   -----------------
                 Balance, December 31, 2000                                   23,033,703           3,197,694
                 Disposition                                                  (1,135,848 )          (220,663 )
                 Acquisition                                                   1,376,792                  --
                 Provision for write-down of assets                             (257,918 )                --
                 Depreciation                                                         --             394,396
                                                                         ----------------   -----------------
                 Balance, December 31, 2001                                   23,016,729           3,371,427
                 Acquisitions                                                     32,553                  --
                 Dispositions                                                         --                  --
                 Depreciation expense                                                 --             386,796
                                                                         ----------------   -----------------
                 Balance, December 31, 2002                                 $ 23,049,282        $  3,758,223
                                                                         ================   =================

            Property of Joint Venture in Which the Partnership has
              a 76.6% Interest and has Invested in Under an Operating Lease:

                 Balance, December 31, 1999                                 $  1,114,384         $   190,284
                 Depreciation expense                                                 --              26,389
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                    1,114,384             216,673
                 Depreciation expense                                                 --              26,389
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                    1,114,384             243,062
                 Depreciation expense                                                 --              26,389
                                                                         ----------------   -----------------
                                                                         ----------------   -----------------

                 Balance, December 31, 2002                                 $  1,114,384         $   269,451
                                                                         ================   =================

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED

                            DEPRECIATION - CONTINUED

                                December 31, 2002


                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -------------------

              Property of Joint Venture in Which the Partnership has
              62.16% Interest and has Invested in Under Operating
              Leases:

                 Balance, December 31, 1999                                 $  1,290,582         $   241,034
                 Depreciation expense                                                 --              33,236
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                    1,290,582             274,270
                 Depreciation expense                                                 --              33,236
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                    1,290,582             307,506
                 Acquisition                                                   1,342,978            (318,587 )
                 Disposition                                                  (1,290,582 )            23,663
                 Depreciation expense                                                 --
                                                                         ----------------   -----------------

                 Balance, December 31, 2002                                 $  1,342,978         $    12,582
                                                                         ================   =================

            Property in Which the Partnership has a 72.58%
              Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

                 Balance, December 31, 1999                                 $  1,441,057         $    70,850
                 Depreciation expense                                                 --              24,201
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                    1,441,057              95,051
                 Provision for write-down of assets                             (242,390 )                --
                 Depreciation expense                                                 --              19,767
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                    1,198,667             114,818
                 Depreciation expense                                                 --              23,831
                                                                         ----------------   -----------------

                 Balance, December 31, 2002                                 $  1,198,667         $   138,649
                                                                         ================   =================


                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED

                            DEPRECIATION - CONTINUED

                                December 31, 2002

                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -----------------

           Property in Which the Partnership has a 23% Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

                 Balance, December 31, 1999                                 $  1,392,037          $    4,247
                 Depreciation expense                                                 --              23,546
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                    1,392,037              27,793
                 Dispositions                                                 (1,392,037 )           (45,454 )
                 Depreciation expense                                                 --              17,661
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                           --                  --
                 Depreciation expense                                                                     --
                                                                         ----------------   -----------------

                 Balance, December 31, 2002                                     $     --            $     --
                                                                         =================  ================

            Property of Joint Venture in Which the Partnership has
              an 42.8% Interest and has Invested in Under an Operating Lease:

                 Balance, December 31, 1999                                  $   254,045            $     --
                 Depreciation expense                                                 --                  --
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                      254,045                  --
                 Depreciation expense                                                 --                  --
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                      254,045                  --
                 Depreciation expense                                                 --                  --
                                                                         ----------------   -----------------

                 Balance, December 31, 2002                                  $   254,045            $     --
                                                                         ================   =================

            Property in Which the Partnership has an 85.80%
              Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

                 Balance, December 31, 2001                                     $     --            $     --
                 Acquisition                                                   1,045,744                  --
                 Depreciation expense                                                 --              13,422
                                                                         ----------------   -----------------
                 Balance, December 31, 2002                                 $  1,045,744         $    13,422
                                                                         ================   =================

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED

                            DEPRECIATION - CONTINUED

                                December 31, 2002

                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -----------------

            Property in Which the Partnership has a 90.50%
              Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

                 Balance, December 31, 2001                                 $         --         $        --
                 Acquisition                                                   1,041,491                  --
                 Depreciation expense                                                 --              11,519
                                                                         ----------------   -----------------
                 Balance, December 31, 2002                                 $  1,041,491         $    11,519
                                                                         ================   =================


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 2002, the aggregate cost of the Properties owned by the Partnership and its consolidated joint ventures, and the unconsolidated joint ventures for federal income tax purposes was $31,230,706 and $6,269,062, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

(i) During the year ended December 31, 2001, the Partnership purchased a real estate Property from 2001-A, LP, an affiliate of the General Partners, for an aggregate cost of approximately $1,376,800.

(j) In August 2002, the Partnership received a parcel of land adjacent to its Property in Roswell, New Mexico for approximately $32,500. The parcel of land is developed as a parking lot which is continuous to the parking lot of the Partnership's Property. The Partnership accounted for this transaction as a non-monetary exchange of assets at their fair value.

(k) During the year ended December 31, 2002, Ashland Joint Venture purchased a real estate property from CNL Funding 2001-A, LP, an affiliate of the General Partners, for an aggregate cost of approximately $1,343,000.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED

                            DEPRECIATION - CONTINUED

                                December 31, 2002


(l) During the year ended December 31, 2002, the Partnership and an affiliate purchased real estate Property from CNL Funding 2001-A, LP, an affiliate of the General Partners, for an aggregate cost of approximately $1,045,700.

(m) During the year ended December 31, 2002, the Partnership and an affiliate purchased real estate Property from CNL Funding 2001-A, LP, an affiliate of the General Partners, for an aggregate cost of approximately $1,041,500.

                                  EXHIBIT INDEX


Exhibit Number

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