Form 10-Q
period 2003-03-31
CNL INCOME FUND XI LTD
filed 2003-05-13
CIK 879980

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2003
   --------------------------------------------------------------------------

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


                            CNL Income Fund XI, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Florida                                          59-3078854
-----------------------------------              ----------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


450 South Orange Avenue
Orlando, Florida                                            32801
-----------------------------------              ----------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number
(including area code)                                   (407) 540-2000
                                                 ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes___ No X -

                                    CONTENTS





                                                                        Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                           1

                      Condensed Statements of Income                     2

                      Condensed Statements of Partners' Capital          3

                      Condensed Statements of Cash Flows                 4

                      Notes to Condensed Financial Statements            5-6

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                7-9

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                        9

     Item 4.      Controls and Procedures                                9

Part II.

     Other Information                                                   10-11

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                                March 31,               December 31,
                                                                                   2003                     2002
                                                                            -------------------      -------------------
                               ASSETS

   Real estate properties with operating leases, net                             $  18,920,137            $  19,016,839
   Net investment in direct financing leases                                         6,441,298                6,489,145
   Real estate held for sale                                                                --                  553,897
   Investment in joint ventures                                                      4,390,776                4,414,071
   Cash and cash equivalents                                                         1,672,302                1,763,878
   Restricted cash                                                                     932,660                       --
   Receivables, less allowance for doubtful accounts
       of $37,966 and $23,196, respectively                                             86,926                  230,688
   Accrued rental income                                                             1,703,151                1,715,758
   Other assets                                                                        138,636                  135,940
                                                                            -------------------      -------------------

                                                                                 $  34,285,886            $  34,320,216
                                                                            ===================      ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable and accrued expenses                                          $     34,060              $     3,271
   Real estate taxes payable                                                            21,062                   15,632
   Distributions payable                                                               875,006                1,075,006
   Due to related parties                                                               20,016                   20,101
   Rents paid in advance and security deposits                                          98,016                  163,020
                                                                            -------------------      -------------------
       Total liabilities                                                             1,048,160                1,277,030

   Minority interests                                                                  507,421                  507,991

   Partners' capital                                                                32,730,305               32,535,195
                                                                            -------------------      -------------------

                                                                                 $  34,285,886            $  34,320,216
                                                                            ===================      ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                        Quarter Ended
                                                                                          March 31,
                                                                                   2003               2002
                                                                               --------------    ---------------
    Revenues:
        Rental income from operating leases                                       $  595,910         $  587,163
        Earned income from direct financing leases                                   201,181            212,048
        Contingent rental income                                                       1,304             21,411
        Interest and other income                                                      4,837              1,242
                                                                               --------------    ---------------
                                                                                     803,232            821,864
                                                                               --------------    ---------------

    Expenses:
        General operating and administrative                                          77,393             83,967
        Property expenses                                                              4,150              8,872
        Management fees to related party                                               7,619             10,802
        State and other taxes                                                         28,003             21,701
        Depreciation                                                                  96,702             99,252
                                                                               --------------    ---------------
                                                                                     213,867            224,594
                                                                               --------------    ---------------
    Income Before Minority Interests in Income of Consolidated
        Joint Ventures and Equity in Earnings of Unconsolidated
        Joint Ventures                                                               589,365            597,270

    Minority Interests in Income of Consolidated
        Joint Ventures                                                               (14,751 )          (16,442 )

    Equity in Earnings of Unconsolidated Joint Ventures                               99,535             57,219
                                                                               --------------    ---------------

    Income from Continuing Operations                                                674,149            638,047
                                                                               --------------    ---------------

    Discontinued Operations:
        Income from discontinued operations                                           18,006             51,521
        Gain on disposal of discontinued operations                                  377,961                 --
                                                                               --------------    ---------------
                                                                                     395,967             51,521
                                                                               --------------    ---------------

    Net Income                                                                   $ 1,070,116         $  689,568
                                                                               ==============    ===============

    Income Per Limited Partner Unit:
        Continuing Operations                                                      $    0.17          $    0.16
        Discontinued Operations                                                         0.10               0.01
                                                                               --------------    ---------------

        Total                                                                      $    0.27          $    0.17
                                                                               ==============    ===============

    Weighted Average Number of Limited Partner
        Units Outstanding                                                          4,000,000          4,000,000
                                                                               ==============    ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                             Quarter Ended           Year Ended
                                                                               March 31,            December 31,
                                                                                  2003                  2002
                                                                           -------------------    ------------------
General partners:
    Beginning balance                                                            $    242,465          $    242,465
    Net income                                                                             --                    --
                                                                           -------------------    ------------------
                                                                                      242,465               242,465
                                                                           -------------------    ------------------

Limited partners:
    Beginning balance                                                              32,292,730            31,678,628
    Net income                                                                      1,070,116             4,314,126
    Distributions ($0.22 and $0.93 per
       limited partner unit, respectively)                                           (875,006 )          (3,700,024 )
                                                                           -------------------    ------------------
                                                                                   32,487,840            32,292,730
                                                                           -------------------    ------------------

Total partners' capital                                                        $   32,730,305         $  32,535,195
                                                                           ===================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                         Quarter Ended
                                                                                           March 31,
                                                                                    2003               2002
                                                                               ---------------    ---------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                     $   998,751         $  990,157
                                                                               ---------------    ---------------

    Cash Flows from Investing Activities:
       Proceeds from sale of real estate properties                                   931,858                 --
       Redemption of certificates of deposit                                               --            211,587
       Increase in restricted cash                                                   (931,858 )
                                                                               ---------------    ---------------
              Net cash provided by investing activities                                    --            211,587
                                                                               ---------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                           (1,075,006 )         (875,006 )
       Distributions to holders of minority interests                                 (15,321 )          (16,141 )
                                                                               ---------------    ---------------
              Net cash used in financing activities                                (1,090,327 )         (891,147 )
                                                                               ---------------    ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                                  (91,576 )          310,597

Cash and Cash Equivalents at Beginning of Quarter                                   1,763,878            993,402
                                                                               ---------------    ---------------

Cash and Cash Equivalents at End of Quarter                                      $  1,672,302        $ 1,303,999
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

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2003 and 2002


1.       Basis of Presentation:
         ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XI, Ltd. (the "Partnership") for the year ended December 31, 2002.

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

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

2.       Reclassification:
         ----------------

         Certain items in the prior year's financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Discontinued Operations:
         -----------------------

         During 2002, the Partnership identified and sold two properties. In addition, during the quarter ended March 31 2003, the Partnership identified and sold its property in Abilene, Texas to the tenant and received net sales proceeds of approximately $931,900, resulting in a gain of approximately $378,000. The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2003 and 2002


3.       Discontinued Operations - Continued:
         -----------------------------------

         The operating results of the discontinued operations for the above properties are as follows:

                                                                             Quarter Ended March 31,
                                                                             2003              2002
                                                                         --------------    --------------
                Rental revenues                                               $  21,491         $  59,163
                Expenses                                                         (3,485 )          (7,642 )
                Gain on disposal of assets                                      377,961                --
                                                                         --------------    --------------

                Income from discontinued operations                           $ 395,967         $  51,521
                                                                         ==============    ==============

4.       Concentration of Credit Risk:
         ----------------------------

         The following schedule presents total rental revenues from individual lessees, each representing more than ten percent of rental revenues (including the Partnership's share of rental revenues from the unconsolidated joint ventures and the properties held as tenants-in-common with affiliates of the general partners), for each of the quarters ended March 31:

                                                                           2003               2002
                                                                       --------------    ---------------
                   Jack in the Box Inc. and Jack in
                        the Box Eastern Division, L.P.                     $ 192,019          $ 191,214
                   Golden Corral Corporation                                 103,770            127,143
                   Texas Taco Cabana, LP                                     101,572                N/A

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than ten percent of rental revenues (including the Partnership's share of rental revenues from the unconsolidated joint ventures and the properties held as tenants-in-common with affiliates of the general partners), for each of the quarters ended March 31:

                                                                           2003               2002
                                                                       --------------    ---------------
                   Burger King                                             $ 200,327          $ 245,719
                   Jack in the Box                                           192,019            191,214
                   Denny's                                                   138,088            182,473
                   Golden Corral Family Steakhouse
                        Restaurants                                          103,770            127,143
                   Taco Cabana                                               101,572                N/A

         The information denoted by N/A indicates that for each period presented, the tenant or group of affiliated tenants, and the chain did not represent more than ten percent of the Partnership's total rental revenues.

         Although the Partnership's properties have some geographical diversity in the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any of these lessees or restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 20, 1991 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are, in general, triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance, and utilities. The Partnership owned 31 and 34 Properties directly as of March 31, 2003 and 2002, respectively. The Partnership also owned eight and six Properties indirectly through joint venture or tenancy in common arrangements as of March 31, 2003 and 2002.

Capital Resources

         Cash from operating activities was $998,751 and $990,157 for the quarters ended March 31, 2003 and 2002, respectively. The increase in cash from operating activities for the quarter ended March 31, 2003, as compared to the quarter ended March 31, 2002, was a result of changes in the Partnership's working capital.

         Other sources and uses of cash included the following during the quarter ended March 31, 2003.

         In March 2003, the Partnership sold its Property in Abilene, Texas to the tenant and received net sales proceeds of approximately $931,900, resulting in a gain of approximately $378,000. The Partnership expects to reinvest these proceeds in an additional Property.

         Cash and cash equivalents of the Partnership decreased to $1,672,302 at March 31, 2003, from $1,763,878 at December 31, 2002, primarily as a result of the payment of a special distribution to the limited partners during the quarter ended March 31, 2003, which was accrued at December 31, 2002. The special distribution of $200,000 represented accumulated, excess operating reserves. The funds remaining at March 31, 2003, after payment of distributions and other liabilities will be used to meet the Partnership's working capital and other needs.

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

         The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the Partnership's operations.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations, the Partnership declared distributions to limited partners of $875,006 for each of the quarters ended March 31, 2003 and 2002. This represents distributions of $0.22 per unit for each applicable quarter. No distributions were made to the general partners for the quarters ended March 31, 2003 and 2002. No amounts distributed to the limited partners for the quarters ended March 31, 2003 and 2002 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, decreased to $1,048,160 at March 31, 2003 from $1,277,030 at December 31, 2002, primarily as a result of the payment of a special distribution to the limited partners during the quarter ended March 31, 2003, which was accrued at December 31, 2002. The special distribution of $200,000 represented accumulated, excess operating reserves. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $797,091 for the quarter ended March 31, 2003, as compared to $799,211 in the same period in 2002. During 2003, the Partnership's consolidated joint venture, Denver Joint Venture, in which the Partnership owns an 85% interest, stopped recording rental revenues because the tenant of the Property owned by this joint venture experienced financial difficulties. The joint venture will continue to pursue collection of these past due rents.

         During the quarter ended March 31, 2002, the Partnership provided a rent reduction to the tenant of the Property in Yelm, Washington in the amount of $16,500. However, the tenant continued having financial difficulties, and in March 2003, although the tenant continued to meet its obligations under the terms of this lease, the Partnership executed a termination of the tenant's lease rights, and the tenant surrendered the premises. The restaurant has continued to operate under a temporary lease agreement with a new tenant until the negotiations for a new contract with this lessee are finalized. The Partnership expects that the new tenant will continue to operate as a Burger King with lease terms substantially the same as the Partnership's other leases.

         During the quarters ended March 31, 2003 and 2002, the Partnership and its consolidated joint ventures also earned $1,304 and $21,411, respectively, in contingent rental income from the Partnership's Properties. The decrease in contingent rental income during the quarter ended March 31, 2003, as compared to the same period in 2002, was due to the Partnership recognizing percentage rental income when the tenants met the defined thresholds under their lease agreements.

         During the quarters ended March 31, 2003 and 2002, the Partnership earned $99,535 and $57,219, respectively, attributable to net income earned by unconsolidated joint ventures. The increase in net income earned by unconsolidated joint ventures during the quarter ended March 31, 2003 was primarily due to the Partnership reinvesting the majority of the net sales proceeds, from the sales of the Properties in Columbus, Ohio and East Detroit, Michigan, in two Properties, one in Universal City and the other in Schertz, Texas. Each Property is held as a separate tenancy-in-common arrangement with CNL Income Fund VI, Ltd., a Florida limited partnership and affiliate of the general partners.

         During the quarter ended March 31, 2003, three lessees (or groups of affiliated lessees) of the Partnership and its consolidated joint ventures, (i) Jack in the Box Inc. and Jack in the Box Eastern Division, L.P. (which are affiliated entities under common control) (hereinafter referred to as "Jack in the Box Inc."), (ii) Golden Corral Corporation, and (iii) Texas Taco Cabana, LP, each contributed more than 10% of the Partnership's total rental revenues (including rental revenues from the Partnership's consolidated joint ventures, and the Partnership's share of rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that, based on the minimum rental payments required by the leases, these three lessees (or groups of affiliated lessees) each will continue to contribute more than 10% of the Partnership's total rental revenues. In addition during the quarter ended March 31, 2003, five restaurant chains, Burger King, Jack in the Box, Denny's, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), and Taco Cabana, each accounted for more than 10% of the Partnership's total rental revenues (including rental revenues from the Partnership's consolidated joint ventures, and the Partnership's share of rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that these five restaurant chains each will continue to account for more than 10% of the Partnership's total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or restaurant chains will materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation, were $213,867 and $224,594 for the quarters ended March 31, 2003 and 2002, respectively. The decrease in operating expenses during the quarter ended March 31, 2003 was partially due a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties. The decrease in operating expenses was partially offset by an increase in the amount of state tax expense relating to several states in which the Partnership conducts business.

         During the year ended December 31, 2002, the Partnership identified and sold two Properties that were classified as Discontinued Operations in the accompanying financial statements. These two Properties were sold in 2002 subsequent to March 31, 2002. In addition, during the quarter ended March 31 2003, the Partnership identified and sold its Property in Abilene, Texas to the tenant and received net sales proceeds of approximately $931,900, resulting in a gain of approximately $378,000. This Property was also classified as Discontinued Operations in the accompanying financial statements. The Partnership recognized net rental income (rental revenues less Property related expenses), of $51,521 during the quarter ended March 31, 2002 relating to these three Properties. The Partnership recognized net rental income of $18,006 during the quarter ended March 31, 2003, relating to the Property in Abilene, Texas.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


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

                      (b)      Reports on Form 8-K

                               No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of May, 2003.


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

Date:  May 9, 2003


/s/ James M. Seneff, Jr.
---------------------------
 James M. Seneff, Jr.
Chief Executive Officer

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


Date:  May 9, 2003


/s/ Robert A. Bourne
--------------------------
Robert A. Bourne
President and Treasurer

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