Form 10-Q
period 2003-06-30
CNL INCOME FUND XI LTD
filed 2003-08-13
CIK 879980

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2003
   --------------------------------------------------------------------------

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


                            CNL Income Fund XI, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Florida                                       59-3078854
---------------------------------              ------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


450 South Orange Avenue
Orlando, Florida                                             32801
---------------------------------              ------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                  (407) 540-2000
                                               ------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes___ No X

                                    CONTENTS





                                                                       Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                          1

                      Condensed Statements of Income                    2

                      Condensed Statements of Partners' Capital         3

                      Condensed Statements of Cash Flows                4

                      Notes to Condensed Financial Statements           5-7

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations               8-11

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                       11

     Item 4.      Controls and Procedures                               11

Part II.

     Other Information                                                  12-13

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                            June 30,                December 31,
                                                                              2003                      2002
                                                                        ------------------       -------------------
                             ASSETS

Real estate properties with operating leases, net                           $  19,475,206             $  19,016,839
Net investment in direct financing leases                                       5,737,840                 6,489,145
Real estate held for sale                                                              --                   553,897
Investment in joint ventures                                                    4,382,901                 4,414,071
Cash and cash equivalents                                                       2,553,761                 1,763,878
Receivables, less allowance for doubtful accounts
    of $131,066 and $23,196, respectively                                          56,522                   230,688
Accrued rental income                                                           1,620,203                 1,715,758
Other assets                                                                      136,567                   135,940
                                                                        ------------------       -------------------

                                                                            $  33,963,000             $  34,320,216
                                                                        ==================       ===================

               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                        $     16,159               $     3,271
Real estate taxes payable                                                          25,222                    15,632
Distributions payable                                                             875,006                 1,075,006
Due to related parties                                                             18,639                    20,101
Rents paid in advance and deposits                                                 85,728                   163,020
                                                                        ------------------       -------------------
    Total liabilities                                                           1,020,754                 1,277,030

Minority interests                                                                507,223                   507,991

Partners' capital                                                              32,435,023                32,535,195
                                                                        ------------------       -------------------

                                                                            $  33,963,000             $  34,320,216
                                                                        ==================       ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                            Quarter Ended                    Six Months Ended
                                                               June 30,                          June 30,
                                                        2003             2002              2003              2002
                                                    -------------    --------------  -----------------  ---------------
Revenues:
    Rental income from operating leases                $ 548,642        $  610,930       $  1,144,552      $ 1,198,094
    Earned income from direct financing leases           189,673           205,313            390,854          417,361
    Contingent rental income                               1,527             7,295              2,831           28,705
    Interest and other income                              3,473             8,251              8,310            9,493
                                                    -------------    --------------  -----------------  ---------------
                                                         743,315           831,789          1,546,547        1,653,653
                                                    -------------    --------------  -----------------  ---------------

Expenses:
    General operating and administrative                  60,957            69,497            138,350          153,464
    Property related                                      14,432            49,981             18,582           58,853
    Management fees to related parties                    11,871            13,132             19,490           23,934
    State and other taxes                                  4,351            10,078             32,354           31,779
    Depreciation                                         100,866            98,806            197,568          198,058
    Provision for write-down of assets                    67,693                --             67,693               --
                                                    -------------    --------------  -----------------  ---------------
                                                         260,170           241,494            474,037          466,088
                                                    -------------    --------------  -----------------  ---------------
Income Before Minority Interests in Income of
    Consolidated Joint Ventures and Equity in
    Earnings of Unconsolidated Joint Ventures            483,145           590,295          1,072,510        1,187,565

Minority Interests in Income of Consolidated
    Joint Ventures                                       (14,380 )         (16,999 )          (29,131 )        (33,441 )

Equity in Earnings of Unconsolidated Joint
    Ventures                                             110,959           584,639            210,494          641,858
                                                    -------------    --------------  -----------------  ---------------

Income from Continuing Operations                        579,724         1,157,935          1,253,873        1,795,982
                                                    -------------    --------------  -----------------  ---------------

Discontinued Operations:
    Income from discontinued operations                       --           259,092             18,006          310,613
    Gain on disposal of discontinued operations               --           442,146            377,961          442,146
                                                    -------------    --------------  -----------------  ---------------
                                                              --           701,238            395,967          752,759
                                                    -------------    --------------  -----------------  ---------------

Net Income                                             $ 579,724       $ 1,859,173       $  1,649,840      $ 2,548,741
                                                    =============    ==============  =================  ===============

Income Per Limited Partner Unit:
    Continuing Operations                               $   0.14         $    0.28         $     0.31        $    0.45
    Discontinued Operations                                   --              0.18               0.10             0.19
                                                    -------------    --------------  -----------------  ---------------

                                                        $   0.14         $    0.46         $     0.41        $    0.64
                                                    =============    ==============  =================  ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                  4,000,000         4,000,000          4,000,000        4,000,000
                                                    =============    ==============  =================  ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                           Six Months Ended          Year Ended
                                                                               June 30,             December 31,
                                                                                 2003                   2002
                                                                          --------------------    ------------------
General partners:
    Beginning balance                                                           $     242,465          $    242,465
    Net income                                                                             --                    --
                                                                          --------------------    ------------------
                                                                                      242,465               242,465
                                                                          --------------------    ------------------

Limited partners:
    Beginning balance                                                              32,292,730            31,678,628
    Net income                                                                      1,649,840             4,314,126
    Distributions ($0.44 and $0.93 per
       limited partner unit, respectively)                                         (1,750,012 )          (3,700,024 )
                                                                          --------------------    ------------------
                                                                                   32,192,558            32,292,730
                                                                          --------------------    ------------------

Total partners' capital                                                        $   32,435,023         $  32,535,195
                                                                          ====================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                    2003               2002
                                                                               ---------------    ---------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                    $  1,837,936        $ 2,162,728
                                                                               ---------------    ---------------

    Cash Flows from Investing Activities:
       Proceeds from sale of real estate properties                                   931,858          1,734,373
       Investment in joint ventures                                                        --         (1,839,798 )
       Redemption of certificates of deposit                                               --            211,587
                                                                               ---------------    ---------------
              Net cash provided by investing activities                               931,858            106,162
                                                                               ---------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                           (1,950,012 )       (1,750,012 )
       Distributions to holders of minority interests                                 (29,899 )          (33,762 )
                                                                               ---------------    ---------------
              Net cash used in financing activities                                (1,979,911 )       (1,783,774 )
                                                                               ---------------    ---------------

Net Increase in Cash and Cash Equivalents                                             789,883            485,116

Cash and Cash Equivalents at Beginning of Period                                    1,763,878            993,402
                                                                               ---------------    ---------------

Cash and Cash Equivalents at End of Period                                       $  2,553,761        $ 1,478,518
                                                                               ===============    ===============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of the
          period                                                                  $   875,006         $  875,006
                                                                               ===============    ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2003 and 2002


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date.

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

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

2.       Reclassification:

         Certain items in the prior year's financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Net Investment in Direct Financing Leases:

         During the quarter and six months ended June 30, 2003, the Partnership recorded a provision for write-down of assets of $67,693 relating to the property in Yelm, Washington. The provision represented the difference between the carrying value of the property and its estimated fair value. The tenant of this property experienced financial difficulties, and in March 2003, the Partnership executed a termination of the tenant's lease rights, and the tenant surrendered the premises. As a result, the Partnership reclassified this property from direct financing leases to real estate properties with operating leases. No loss on the reclassification of the direct financing lease was recorded.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2003 and 2002


4.       Discontinued Operations:

         During 2002, the Partnership identified and sold two properties. In addition, during the six months ended June 30, 2003, the Partnership identified and sold its property in Abilene, Texas to the tenant and received net sales proceeds of approximately $931,900, resulting in a gain of approximately $378,000. The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.

         The operating results of the discontinued operations for the above properties are as follows:

                                                       Quarter Ended June 30,           Six Months Ended June 30,
                                                       2003              2002            2003             2002
                                                   -------------    ---------------  --------------  ----------------
         Rental revenues                                $    --         $  223,196      $   21,491       $   282,359
         Other income                                        --             39,756              --            39,756
         Expenses                                            --             (3,860 )        (3,485 )         (11,502 )
                                                    -------------    ---------------  --------------  ----------------
         Income from discontinued operations             $   --         $  259,092      $   18,006       $   310,613
                                                   =============    ===============  ==============  ================

5.       Concentration of Credit Risk:

         The following schedule presents total rental revenues from individual lessees, each representing more than ten percent of rental revenues (including the Partnership's share of rental revenues from the unconsolidated joint ventures and the properties held as tenants-in-common with affiliates of the general partners), for each of the six months ended June 30:

                                                                             2003               2002
                                                                         --------------    ---------------
                 Jack in the Box Inc. and Jack in the Box Eastern
                      Division, L.P.                                         $ 384,037          $ 382,141
                 Golden Corral Corporation                                     228,459            225,776
                 Denny's, Inc. and Denny's Corporation                         223,606                N/A
                 Texas Taco Cabana, LP                                         203,144                N/A
                 Burger King Corporation and BK Acquisition,
                      Inc.                                                         N/A            287,713

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than ten percent of rental revenues (including the Partnership's share of rental revenues from the unconsolidated joint ventures and the properties held as tenants-in-common with affiliates of the general partners), for each of the six months ended June 30:

                                                                             2003               2002
                                                                         --------------    ---------------
                 Jack in the Box                                             $ 384,037          $ 382,141
                 Burger King                                                   311,528            497,309
                 Denny's                                                       280,954            528,987
                 Golden Corral Family Steakhouse Restaurants                   228,459            225,776
                 Taco Cabana                                                   203,144                N/A


                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2003 and 2002


5.       Concentration of Credit Risk - Continued:

         The information denoted by N/A indicates that for each period presented, the tenant or group of affiliated tenants, and the chain did not represent more than ten percent of the Partnership's total rental revenues.

         Although the Partnership's properties have some geographical diversity in the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any of these lessees or restaurant chains will significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 20, 1991 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are, in general, triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance, and utilities. The Partnership owned 31 and 32 Properties directly as of June 30, 2003 and 2002, respectively. The Partnership also owned eight Properties indirectly through joint venture or tenancy in common arrangements as of June 30, 2003 and 2002.

Capital Resources

         Cash from operating activities was $1,837,936 and $2,162,728 for the six months ended June 30, 2003 and 2002, respectively. The decrease in cash from operating activities for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002, was a result of changes in the Partnership's income and expenses and changes in working capital.

         Other sources and uses of cash included the following during the six months ended June 30, 2003.

         In March 2003, the Partnership sold its Property in Abilene, Texas to the tenant and received net sales proceeds of approximately $931,900, resulting in a gain of approximately $378,000. The Partnership expects to reinvest these proceeds in an additional Property.

         Cash and cash equivalents of the Partnership increased to $2,553,761 at June 30, 2003, from $1,763,878 at December 31, 2002, primarily as a result of the Partnership holding the net proceeds from the sale of the Property in Abilene, Texas pending reinvestment in an additional Property. At June 30, 2003, these funds were primarily held in demand deposit accounts at commercial banks. The funds remaining at June 30, 2003, after payment of distributions and other liabilities will be used to invest in an additional Property, and to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $1,750,012 for each of the six months ended June 30, 2003 and 2002 ($875,006 for each of the quarters ended June 30, 2003 and 2002). This represents distributions of $0.44 per unit for each of the six months ended June 30, 2003 and 2002 ($0.22 per unit for each applicable quarter). No distributions were made to the general partners for the six months ended June 30, 2003 and 2002. No amounts distributed to the limited partners for the six months ended June 30, 2003 and 2002 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, decreased to $1,020,754 at June 30, 2003 from $1,277,030 at December 31, 2002, primarily as a result of the payment of a special distribution to the limited partners during the six months ended June 30, 2003, which was accrued at December 31, 2002. The special distribution of $200,000 represented accumulated, excess operating reserves. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $1,535,406 for the six months ended June 30, 2003, as compared to $1,615,455 in the same period in 2002, of which $738,315 and $816,243 were earned during the second quarter of 2003 and 2002, respectively. Rental revenues during the quarter and six months ended June 30, 2002 were higher primarily because the Partnership collected and recognized as revenues $158,000 in past due rents. Phoenix Restaurant Group, Inc., the former tenant of the Property in Abilene, Texas ceased paying rent and filed for bankruptcy in 2001. During April 2002, the bankruptcy court assigned the lease to a new tenant, and as a result, the Partnership collected the past due rents from the new tenant. All other lease terms remained unchanged and are substantially the same as the Partnership's other leases.

         During the six months ended June 30, 2002, the Partnership provided a rent reduction to the tenant of the Property in Yelm, Washington in the amount of $16,500. However, the tenant continued having financial difficulties, and in March 2003, although the tenant continued to meet its obligations under the terms of this lease, the Partnership executed a termination of the tenant's lease rights, and the tenant surrendered the premises. The restaurant has continued to operate under a temporary lease agreement with a new tenant until the negotiations for a new contract with this lessee are finalized. During the quarter and six months ended June 30, 2003, the Partnership recognized approximately $11,200 in rental revenues related to this temporary lease agreement. The Partnership expects that the new tenant will continue to operate as a Burger King with lease terms substantially the same as the Partnership's other leases.

         The decrease in rental revenues during the six months ended June 30, was also due to the fact that during the quarter and six months ended June 30, 2003, the Partnership stopped recording rental revenues relating to the Property in Dayton, Ohio whose tenant experienced financial difficulties. In addition, Denver Joint Venture, in which the Partnership owns an 85% interest, also stopped recording rental revenues because the tenant of the Property owned by this joint venture experienced financial difficulties. The Partnership will continue to pursue collection of these past due rents.

         During the six months ended June 30, 2003 and 2002, the Partnership and its consolidated joint ventures also earned $2,831 and $28,705, respectively, in contingent rental income from the Partnership's Properties, of which $1,527 and $7,295 were earned during the second quarter of 2003 and 2002, respectively. The decrease in contingent rental income during the six months ended June 30, 2003, as compared to the same period in 2002, was due to a reduction in the reported gross sales of the restaurants as compared to the same period in 2002. The decrease in contingent rental income during the six months ended June 30, 2003, was also due to the Partnership not recording contingent rents relating to the Properties in Dayton, Ohio and Roswell, New Mexico, whose tenants experienced financial difficulties. The Partnership will continue to pursue the collection of the past due contingent rents.

         During the six months ended June 30, 2003 and 2002, the Partnership earned $210,494 and $641,858, respectively, attributable to net income earned by unconsolidated joint ventures, of which $110,959 and $584,639 were earned during the second quarter of 2003 and 2002, respectively. Net income earned by unconsolidated joint ventures during the quarter and six months ended June 30, 2002 was higher partially because in June 2002, Ashland Joint Venture, in which the Partnership owns a 62.16% interest, sold its Property in Ashland, New Hampshire, to the tenant and recognized a gain of approximately $500,900. The Partnership recognized its pro-rata share of this gain. The joint venture reinvested the majority of the net sales proceeds from this sale in a Property in San Antonio, Texas.

         Net income earned by unconsolidated joint ventures during the quarter and six months ended June 30, 2002 was also higher partially because the Partnership and an affiliate, as tenants-in-common, collected and recognized as revenues $309,700 in past due rents. Phoenix Restaurant Group, Inc., the former tenant of the Property in Corpus Christi in which the Partnership owns an approximate 73% interest, ceased paying rent and filed for bankruptcy in 2001. During April 2002, the bankruptcy court assigned the lease to a new tenant, an affiliate of the general partners, and as a result, the tenancy in common collected the past due rents from the new tenant. All other lease terms remained unchanged and are substantially the same as the Partnership's other leases.

         The decrease in net income earned by unconsolidated joint ventures during the quarter and six months ended June 30, 2003 was partially offset due to the Partnership reinvesting the majority of the net sales proceeds, from the sales of the Properties in Columbus, Ohio and East Detroit, Michigan, in two Properties, one in Universal City and the other in Schertz, Texas. Each Property is held as a separate tenancy-in-common arrangement with CNL Income Fund VI, Ltd., a Florida limited partnership and affiliate of the general partners.

         During the six months ended June 30, 2003, four lessees (or groups of affiliated lessees) of the Partnership and its consolidated joint ventures, (i) Jack in the Box Inc. and Jack in the Box Eastern Division, L.P. (which are affiliated entities under common control) (hereinafter referred to as "Jack in the Box Inc."), (ii) Golden Corral Corporation, (iii) Denny's, Inc. and Denny's Corporation (which are affiliated entities under common control) (hereinafter referred to as "Denny's, Inc."), and (iv) Texas Taco Cabana, LP, each contributed more than 10% of the Partnership's total rental revenues (including rental revenues from the Partnership's consolidated joint ventures, and the Partnership's share of rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that, based on the minimum rental payments required by the leases, these four lessees (or groups of affiliated lessees) each will continue to contribute more than 10% of the Partnership's total rental revenues. In addition during the six months ended June 30, 2003, five restaurant chains, Jack in the Box, Burger King, Denny's, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), and Taco Cabana, each accounted for more than 10% of the Partnership's total rental revenues (including rental revenues from the Partnership's consolidated joint ventures, and the Partnership's share of rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that these five restaurant chains each will continue to account for more than 10% of the Partnership's total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or restaurant chains will materially affect the Partnership's results of operations if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and provision for write-down of assets, were $474,037 and $466,088 for the six months ended June 30, 2003 and 2002, respectively, of which $260,170 and $241,494 were incurred during the second quarter of 2003 and 2002, respectively. The increase in operating expenses during the quarter and six months ended June 30, 2003 was primarily due to the recording of a provision for write-down of assets of $67,693 relating to the Property in Yelm, Washington. The provision represented the difference between the carrying value of the Property and its estimated fair value. The tenant of this Property experienced financial difficulties, and in March 2003, the Partnership executed a termination of the tenant's lease rights, as described above.

         The increase during the six months ended June 30, 2003 was partially offset by a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties and a decrease in legal fees relating to tenants who were experiencing financial difficulties. Property related expenses were higher in 2002 because the Partnership elected to reimburse the tenant of the Properties in Oklahoma City, Oklahoma and McAllen, Texas for certain renovation costs.

         During the year ended December 31, 2002, the Partnership identified and sold two Properties that were classified as Discontinued Operations in the accompanying financial statements. In June 2002, the Partnership sold its Burger King properties in Columbus, Ohio and East Detroit, Michigan, to the tenant resulting in a gain of approximately $442,100. In addition, during the six months ended June 30, 2003, the Partnership identified and sold its Property in Abilene, Texas resulting in a gain of approximately $378,000. This Property was also classified as Discontinued Operations in the accompanying financial statements. The Partnership recognized net rental income (rental revenues less Property related expenses) of $259,092 and $310,613 during the quarter and six months ended June 30, 2002, respectively, relating to these three Properties. The Partnership recognized net rental income of $18,006 during the six months ended June 30, 2003, relating to the Property in Abilene, Texas.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


ITEM 4.  CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

         There was no change in internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

                    31.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                    31.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                    32.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                    32.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

            (b)  Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter ended June 30, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 8th day of August, 2003.


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

                   31.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                   31.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                   32.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                   32.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                                  EXHIBIT 31.1

                                  EXHIBIT 31.2

                                  EXHIBIT 32.1

                                  EXHIBIT 32.2