Form 10-Q
period 2003-09-30
CNL INCOME FUND XI LTD
filed 2003-11-13
CIK 879980

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

   (X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended                       September 30, 2003
                                          --------------------------------------

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


                            CNL Income Fund XI, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Florida                                          59-3078854
------------------------------------            --------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


450 South Orange Avenue
Orlando, Florida                                            32801
------------------------------------            --------------------------------
      (Address of principal executive offices)            (Zip Code)


Registrant's telephone number
(including area code)                                (407) 540-2000
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

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                          September 30,             December 31,
                                                                              2003                      2002
                                                                        ------------------       -------------------

                             ASSETS

Real estate properties with operating leases, net                           $  19,012,726             $  18,657,306
Net investment in direct financing leases                                       5,183,378                 5,966,657
Real estate held for sale                                                         960,000                 1,573,394
Investment in joint ventures                                                    4,365,927                 4,414,071
Cash and cash equivalents                                                       2,690,877                 1,763,878
Receivables, less allowance for doubtful accounts of
   $160,830 and $23,196, respectively                                                  --                   230,688
Accrued rental income                                                           1,470,752                 1,578,282
Other assets                                                                      143,569                   135,940
                                                                        ------------------       -------------------

                                                                            $  33,827,229             $  34,320,216
                                                                        ==================       ===================

               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                        $     10,520               $     3,271
Real estate taxes payable                                                          32,078                    15,632
Distributions payable                                                             875,006                 1,075,006
Due to related parties                                                             21,536                    20,101
Rents paid in advance and deposits                                                164,434                   163,020
                                                                        ------------------       -------------------
    Total liabilities                                                           1,103,574                 1,277,030

Minority interests                                                                501,079                   507,991

Partners' capital                                                              32,222,576                32,535,195
                                                                        ------------------       -------------------

                                                                            $  33,827,229             $  34,320,216
                                                                        ==================       ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                            Quarter Ended                    Nine Months Ended
                                                            September 30,                      September 30,
                                                        2003             2002              2003              2002
                                                    -------------    --------------  -----------------  ---------------

Revenues:
    Rental income from operating leases                $ 593,535        $  591,911       $  1,715,543      $ 1,767,460
    Earned income from direct financing leases           161,356           200,688            523,836          588,569
    Contingent rental income                              15,933            50,699             18,764           79,404
    Interest and other income                              1,019             5,422              9,329           14,915
                                                    -------------    --------------  -----------------  ---------------
                                                         771,843           848,720          2,267,472        2,450,348
                                                    -------------    --------------  -----------------  ---------------
Expenses:
    General operating and administrative                  56,960            66,484            195,310          219,948
    Property related                                      18,330             9,145             35,712           67,727
    Management fees to related parties                     9,118             8,224             28,608           32,158
    State and other taxes                                  1,466                --             33,820           31,779
    Depreciation                                         102,948            92,039            300,516          290,097
    Provision for write-down of assets                        --                --             67,693               --
                                                    -------------    --------------  -----------------  ---------------
                                                         188,822           175,892            661,659          641,709
                                                    -------------    --------------  -----------------  ---------------

Income Before Minority Interests in Income of
    Consolidated Joint Ventures and Equity in
    Earnings of Unconsolidated Joint Ventures            583,021           672,828          1,605,813        1,808,639

Minority Interests in Income of Consolidated
    Joint Ventures                                       (11,476 )         (14,985 )          (40,607 )        (48,426 )

Equity in Earnings of Unconsolidated Joint
    Ventures                                             110,325           118,993            320,819          760,851
                                                    -------------    --------------  -----------------  ---------------

Income from Continuing Operations                        681,870           776,836          1,886,025        2,521,064
                                                    -------------    --------------  -----------------  ---------------

Discontinued Operations:
    Income (loss) from discontinued operations           (19,311 )          52,726             48,413          415,093
    Gain on disposal of discontinued operations               --                --            377,961          442,146
                                                    -------------    --------------  -----------------  ---------------
                                                         (19,311 )          52,726            426,374          857,239
                                                    -------------    --------------  -----------------  ---------------

Net Income                                             $ 662,559        $  829,562       $  2,312,399      $ 3,378,303
                                                    =============    ==============  =================  ===============

Income Per Limited Partner Unit:
    Continuing Operations                               $   0.17         $    0.19         $     0.47        $    0.63
    Discontinued Operations                                   --              0.02               0.11             0.21
                                                    -------------    --------------  -----------------  ---------------

                                                        $   0.17         $    0.21         $     0.58        $    0.84
                                                    =============    ==============  =================  ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                  4,000,000         4,000,000          4,000,000        4,000,000
                                                    =============    ==============  =================  ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                          Nine Months Ended          Year Ended
                                                                            September 30,           December 31,
                                                                                 2003                   2002
                                                                         ---------------------    ------------------

General partners:
    Beginning balance                                                          $      242,465          $    242,465
    Net income                                                                             --                    --
                                                                         ---------------------    ------------------
                                                                                      242,465               242,465
                                                                         ---------------------    ------------------
Limited partners:
    Beginning balance                                                              32,292,730            31,678,628
    Net income                                                                      2,312,399             4,314,126
    Distributions ($0.66 and $0.93 per
       limited partner unit, respectively)                                         (2,625,018 )          (3,700,024 )
                                                                         ---------------------    ------------------
                                                                                   31,980,111            32,292,730
                                                                         ---------------------    ------------------

Total partners' capital                                                       $    32,222,576         $  32,535,195
                                                                         =====================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                    2003               2002
                                                                               ---------------    ---------------

Net Cash Provided by Operating Activities                                        $  2,867,678        $ 3,225,494
                                                                               ---------------    ---------------
Cash Flows from Investing Activities:
       Proceeds from sale of assets                                                   931,858          1,734,373
       Investment in joint ventures                                                        --         (1,839,798 )
       Redemption of certificates of deposit                                               --            211,587
                                                                               ---------------    ---------------
              Net cash provided by investing activities                               931,858            106,162
                                                                               ---------------    ---------------
Cash Flows from Financing Activities:
       Distributions to limited partners                                           (2,825,018 )       (2,625,018 )
       Distributions to holders of minority interests                                 (47,519 )          (51,133 )
                                                                               ---------------    ---------------
              Net cash used in financing activities                                (2,872,537 )       (2,676,151 )
                                                                               ---------------    ---------------

Net Increase in Cash and Cash Equivalents                                             926,999            655,505

Cash and Cash Equivalents at Beginning of Period                                    1,763,878            993,402
                                                                               ---------------    ---------------

Cash and Cash Equivalents at End of Period                                       $  2,690,877        $ 1,648,907
                                                                               ===============    ===============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of period                         $   875,006         $  875,006
                                                                               ===============    ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


1.   Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date.

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

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period ending after December 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

     In May 2003, the FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 will require issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. One requirement of FAS 150 is that minority interests for majority owned finite lived entities be classified as a liability and recorded at fair market value. FAS 150 initially applied immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Effective October 29, 2003, the FASB deferred implementation of FAS 150 as it applies to minority interests of finite lived Partnerships. The deferral of these provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB's Liabilities and Equity project or Phase II of the FASB's Business Combinations project; therefore, no specific timing for the implementation of these provisions has been stated. The implementation of the currently effective aspects of FAS 150 did not have an impact on the Partnership's results of operations. The implementation of the provisions of FAS 150 that have been deferred is not expected to have a material impact on the Partnership's results of operations.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


2.   Reclassification

     Certain  items  in  the  prior  year's   financial   statements  have  been
     reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

3.   Net Investment in Direct Financing Leases

     During the nine months ended September 30, 2003, the Partnership recorded a provision for write-down of assets of approximately $67,700 relating to the property in Yelm, Washington. The provision represented the difference between the net carrying value of the property and its estimated fair value. The tenant of this property experienced financial difficulties, and in March 2003, the Partnership executed a termination of the tenant's lease rights, and the tenant surrendered the premises. As a result, the Partnership reclassified this property from direct financing leases to real estate properties with operating leases. No loss on the reclassification was recorded.

4.   Discontinued Operations

     During 2002, the Partnership identified and sold two properties that were classified as Discontinued Operations in the accompanying financial statements. During 2003, the Partnership identified for sale two additional properties that were also classified as Discontinued Operations in the accompanying financial statements. In March 2003, the Partnership sold the property in Abilene, Texas, to the tenant and received approximately $931,900 in net sales proceeds, resulting in a gain on disposal of assets of approximately $378,000. The Partnership reclassified the assets relating to the Property in Lynchburg, Virginia to real estate held for sale. The reclassified asset was recorded at the lower of its carrying amount or fair value, less cost to sell, which resulted in the Partnership recording a provision for write-down of assets of approximately $41,200 during the quarter and nine months ended September 30, 2003. The provision represented the difference between the net carrying value of the property and its estimated fair value.

     The operating results of the discontinued operations for these properties are as follows:

                                                          Quarter Ended                 Nine Months Ended
                                                          September 30,                   September 30,
                                                       2003             2002           2003           2002
                                                  ---------------   -------------  -------------  -------------

          Rental revenues                             $   27,604        $ 52,259      $ 100,013      $ 386,643
          Other income                                       538             570            538         40,326
          Expenses                                        (6,298 )          (103 )      (10,983 )      (11,876 )
          Provision for write-down of assets             (41,155 )            --        (41,155 )           --
                                                  ---------------   -------------  -------------  -------------
          Income (loss) from discontinued
               operations                            $   (19,311 )      $ 52,726      $  48,413      $ 415,093
                                                  ===============   =============  =============  =============

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


5.   Concentration of Credit Risk - Continued

     The following schedule presents total rental revenues from individual lessees, each representing more than ten percent of rental revenues
     (including the Partnership's share of rental revenues from the unconsolidated joint ventures and the properties held as tenants-in-common with affiliates of the general partners), for each of the periods ended September 30:

                                                                             2003               2002
                                                                         --------------    ---------------

                 Jack in the Box Inc. and Jack in the Box Eastern
                      Division, L.P.                                         $ 576,056          $ 576,056
                 Golden Corral Corporation                                     353,149            350,465
                 Denny's, Inc. and Denny's Corporation                         336,718            341,575
                 Texas Taco Cabana, LP                                         304,716                N/A
                 Burger King Corporation and BK Acquisition,
                      Inc.                                                         N/A            383,883

     In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than ten percent of rental revenues (including the Partnership's share of rental revenues from the unconsolidated joint ventures and the properties held as tenants-in-common with affiliates of the general partners), for each of the periods ended September 30:

                                                                             2003               2002
                                                                         --------------    ---------------

                 Jack in the Box                                             $ 576,056          $ 576,056
                 Burger King                                                   475,983            738,170
                 Denny's                                                       459,428            719,210
                 Golden Corral Family Steakhouse Restaurants                   353,149            350,465
                 Taco Cabana                                                   304,716                N/A

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        CNL Income Fund XI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 20, 1991 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are, in general, triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance, and utilities. As of September 30, 2002, the Partnership owned 32 Properties directly and eight Properties indirectly through joint venture or tenancy in common arrangements. As of September 30, 2003, the Partnership owned 31 Properties directly and eight Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

        Cash from operating activities was $2,867,678 for the nine months ended September 30, 2003, as compared to $3,225,494 during the same period of 2002. The decrease in cash from operating activities for the nine months ended September 30, 2003, was a result of changes in the Partnership's income and expenses. Other sources and uses of cash included the following during the nine months ended September 30, 2003.

        In March 2003, the Partnership sold its Property in Abilene, Texas to the tenant and received net sales proceeds of approximately $931,900, resulting in a gain of approximately $378,000. The Partnership intends to reinvest these proceeds in an additional Property.

        At September 30, 2003, the Partnership had $2,690,877 in cash and cash equivalents, as compared to $1,763,878 at December 31, 2002. At September 30, 2003, these funds were primarily held in demand deposit accounts at commercial banks. The increase in cash and cash equivalents at September 30, 2003 was a result of the Partnership holding the net proceeds from the sale of the Property in Abilene, Texas pending reinvestment in an additional Property. The funds remaining at September 30, 2003, after payment of distributions and other liabilities will be used to invest in an additional Property and to meet the Partnership's working capital needs.

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

        The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current cash from operations, the Partnership declared distributions to limited partners of $2,625,018 for each of the nine months ended September 30, 2003 and 2002 ($875,006 for each of the quarters ended September 30, 2003 and
2002).  This  represents  distributions  of $0.66  per unit for each of the nine months ended September 30, 2003 and 2002 ($0.22 per unit for each applicable quarter). No distributions were made to the general partners for the nine months ended September 30, 2003 and 2002. No amounts distributed to the limited partners for the nine months ended September 30, 2003 and 2002 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

        Total liabilities, including distributions payable, were $1,103,574 at September 30, 2003, as compared to $1,277,030 at December 31, 2002. The decrease in total liabilities was primarily a result of the payment of a special distribution to the limited partners during the nine months ended September 30, 2003, which was accrued at December 31, 2002. The special distribution of $200,000 represented accumulated, excess operating reserves. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long Term Liquidity

        The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

        Total rental revenues were $2,239,379 for the nine months ended September 30, 2003, as compared to $2,356,029 during the same period of 2002, $754,891 and $792,599 of which were earned during the third quarters of 2003 and 2002, respectively. Rental revenues were lower during the quarter and nine months ended September 30, 2003, as compared to the same periods of 2002, because the Partnership provided a rent reduction to the tenant of the Property in Yelm, Washington when the tenant experienced financial difficulties in 2002. In March 2003, the Partnership executed a termination of the tenant's lease rights, and the tenant surrendered the premises. The restaurant has continued to operate under a temporary lease agreement with a new tenant until the negotiations for a new contract with this lessee are finalized. The Partnership expects that the new tenant will continue to operate as a Burger King with lease terms substantially the same as the Partnership's other leases.

        Rental revenues were also lower during the nine months ended September 30, 2003, because the Partnership stopped recording rental revenues relating to the Property in Dayton, Ohio when the tenant experienced financial difficulties. During the third quarter of 2003, the Partnership collected and recognized as revenues a portion of these past due rents. In addition, Denver Joint Venture, in which the Partnership owns an 85% interest and accounts for under the consolidation method, also stopped recording rental revenues because the tenant of the Property owned by this joint venture experienced financial difficulties.

        In April 2003, a tenant, The Melodie Corporation, filed for bankruptcy. The tenant has neither affirmed nor rejected the one lease it has with the Partnership. Subsequent to the tenant filing for bankruptcy, the Partnership has continued receiving rental payments relating to this lease.

        The Partnership and its consolidated joint ventures also earned $18,764, in contingent rental income during the nine months ended September 30, as compared to $79,404 during the same period of 2002, $15,933 and $50,699 of which were earned during the third quarters of 2003 and 2002, respectively. The decrease in contingent rental income during the quarter and nine months ended September 30, 2003, as compared to the same periods of 2002, was due to a reduction in the reported gross sales of the restaurants as compared to the same period in 2002. The decrease in contingent rental income during the quarter and nine months ended September 30, 2003, was also due to the Partnership recording lower contingent rental income relating to the Properties in Dayton, Ohio and Roswell, New Mexico, whose tenants experienced financial difficulties.

        During the nine months ended September 30, 2003 and 2002, the Partnership earned $320,819 and $760,851, respectively, attributable to net income earned by unconsolidated joint ventures, $110,325 and $118,993 of which were earned during the third quarters of 2003 and 2002, respectively. Net income earned by unconsolidated joint ventures was higher during the nine months ended September 30, 2002 partially because in June 2002, Ashland Joint Venture, in which the Partnership owns a 62.16% interest, sold its Property in Ashland, New Hampshire, to the tenant and recognized a gain of approximately $500,900. The Partnership recognized its pro-rata share of this gain as equity in earnings of joint ventures. The joint venture reinvested the majority of the net sales proceeds from this sale in a Property in San Antonio, Texas.

        Net income earned by unconsolidated joint ventures was also higher during the nine months ended September 30, 2002 partially because the Partnership and an affiliate of the general partners, as tenants-in-common, collected and recognized as income approximately $307,700 in past due amounts relating to the Property in Corpus Christie, Texas that was formerly leased by Phoenix Restaurant Group, Inc. ("PRG"). The Partnership owns a 73% interest in this Property. In October 2001, PRG filed for bankruptcy. During 2002, the bankruptcy court assigned this lease to a new tenant and all other lease terms remained the same. The new tenant is a Delaware limited liability company and an affiliate of the general partners.

     The decrease in net income earned by unconsolidated joint ventures during the nine months ended September 30, 2003 was partially offset by the Partnership reinvesting in June 2002 the majority of the net sales proceeds from the sales of the Properties in Columbus, Ohio and East Detroit, Michigan, in two Properties, one in Universal City and the other in Schertz, Texas. Each Property is held as a separate tenancy-in-common arrangement with CNL Income Fund VI, Ltd., a Florida limited partnership and affiliate of the general partners.

     During the nine months ended September 30, 2003, four lessees (or groups of affiliated lessees) of the Partnership and its consolidated joint ventures, (i) Jack in the Box Inc. and Jack in the Box Eastern Division, L.P. (which are affiliated entities under common control) (hereinafter referred to as "Jack in the Box Inc."), (ii) Golden Corral Corporation, (iii) Denny's, Inc. and Denny's Corporation (which are affiliated entities under common control) (hereinafter referred to as "Denny's, Inc."), and (iv) Texas Taco Cabana, LP, each contributed more than 10% of the Partnership's total rental revenues (including rental revenues from the Partnership's consolidated joint ventures, and the Partnership's share of rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that, based on the minimum rental payments required by the leases, these four lessees (or groups of affiliated lessees) each will continue to contribute more than 10% of the Partnership's total rental revenues. In addition during the nine months ended September 30, 2003, five restaurant chains, Jack in the Box, Burger King, Denny's, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), and Taco Cabana, each accounted for more than 10% of the Partnership's total rental revenues (including rental revenues from the Partnership's consolidated joint ventures, and the Partnership's share of rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that these five restaurant chains each will continue to account for more than 10% of the Partnership's total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or restaurant chains will materially affect the Partnership's results of operations if the Partnership is not able to re-lease the Properties in a timely manner.

     Operating expenses, including depreciation and provision for write-down of assets, were $661,659 and $641,709 for the nine months ended September 30, 2003 and 2002, respectively, $188,822 and $175,892 of which were incurred during the third quarters of 2003 and 2002, respectively. The increase in operating expenses during the nine months ended September 30, 2003 was caused by the Partnership recording a provision for write-down of assets of approximately $67,700 relating to the Property in Yelm, Washington. The provision represented the difference between the net carrying value of the Property and its estimated fair value. The tenant of this Property experienced financial difficulties and a new operator has continued to operate the Property under a temporary agreement, as described above. The increase in operating expenses during the quarter and nine months ended September 30, 2003, was also partially due to an increase in depreciation expense relating to the Property in Yelm, Washington. The asset relating to this Property was reclassified from net investment in direct financing lease to real estate properties with operating leases when the tenant surrendered the premises in March 2003.

     The increase in operating expenses during the nine months ended September 30, 2003 was partially offset by a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties and a decrease in property expenses, such as legal fees, repairs and maintenance and real estate taxes, relating to tenants who were experiencing financial difficulties. Property related expenses were higher during 2002 because the Partnership elected to reimburse the tenant of the Properties in Oklahoma City, Oklahoma and McAllen, Texas for certain renovation costs.

     During the year ended December 31, 2002, the Partnership identified and sold two Properties that were classified as Discontinued Operations in the accompanying financial statements. In addition, during 2003, the Partnership identified for sale two additional Properties, one in Abilene, Texas and one in Lynchburg, Virginia, that were also classified as Discontinued Operations in the accompanying financial statements. In March 2003, the Partnership sold the Property in Abilene, Texas. As of November 7, 2003, the Partnership had not sold the Property in Lynchburg, Virginia. The Partnership reclassified this asset to real estate held for sale. The reclassified asset was recorded at the lower of its carrying amount or fair value, less cost to sell, which resulted in the Partnership recording a provision for write-down of assets of approximately $41,200 during the quarter and nine months ended September 30, 2003. The Partnership recognized net rental income (rental revenues less Property related expenses and provision for write-down of assets) of $52,726 and $415,093 during the quarter and nine months ended September 30, 2002, respectively, relating to these Properties, prior to the sales. Rental revenues during 2002 included because the Partnership received payment and recognized as income past due rents of approximately $158,000 relating to the Property in Abilene, Texas, which was formerly leased by Phoenix Restaurant Group, Inc. ("PRG"). In October 2001, PRG filed for bankruptcy and the Partnership stopped recording rental revenues relating to this Property. During 2002, the bankruptcy court assigned the lease relating to this Property to a new tenant and all other lease terms remained the same. In June 2002, the Partnership sold the Properties in Columbus, Ohio and East Detroit, Michigan to the tenant resulting in a gain on disposal of assets of approximately $442,100. The Partnership recognized net rental income of $48,413 during the nine months ended September 30, 2003, relating to the Properties in Abilene, Texas and Lynchburg, Virginia. In March 2003, the Partnership sold the Property in Abilene, Texas, resulting in a gain on disposal of assets of approximately $378,000. The Partnership recognized a net rental loss of $19,311 during the quarter ended September 30, 2003, relating to the Property in Lynchburg, Virginia. The net rental loss was a result of the Partnership recording a provision for write-down of assets, as described above.

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period ending after December 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

     In May 2003, the FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 will require issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. One requirement of FAS 150 is that minority interests for majority owned finite lived entities be classified as a liability and recorded at fair market value. FAS 150 initially applied immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Effective October 29, 2003, the FASB deferred implementation of FAS 150 as it applies to minority interests of finite lived Partnerships. The deferral of these provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB's Liabilities and Equity project or Phase II of the FASB's Business Combinations project; therefore, no specific timing for the implementation of these provisions has been stated. The implementation of the currently effective aspects of FAS 150 did not have an impact on the Partnership's results of operations. The implementation of the provisions of FAS 150 that have been deferred is not expected to have a material impact on the Partnership's results of operations.

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

         (b)   Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended September 30, 2003.

                                   SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED this 10th day of November 2003.


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