Form 10-K
period 2003-12-31
CNL INCOME FUND XI LTD
filed 2004-03-30
CIK 879980

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

         As of December 31, 2000, the Partnership owned 34 Properties directly and seven Properties indirectly through joint venture or tenancy in common arrangements. During the year ended December 31, 2001, the Partnership sold its Property in Sebring, Florida and the Property in Round Rock, Texas which was held as tenants-in-common with an affiliate of the General Partners, and reinvested the majority of these net sales proceeds in a Property in Houston, Texas. During the year ended December 31, 2002, the Partnership sold its Properties in Columbus, Ohio and East Detroit, Michigan, and reinvested the net sales proceeds in two Properties located in Universal City and Schertz, Texas with an affiliate of the General Partners and a Florida limited partnership, as two separate tenancy in common arrangements. In addition, Ashland Joint Venture, in which the Partnership has a 62.16% interest, sold its Property in Ashland, New Hampshire and reinvested, the majority of the net sales proceeds in a property in San Antonio, Texas. During 2003, the Partnership sold its Property in Abilene, Texas and reinvested the proceeds in a Property in Hoover, Alabama and a Property in Dalton, Georgia, each as a separate tenants-in-common, with affiliates of the General Partners. As of December 31, 2003, the Partnership owned 41 Properties. The 41 Properties included five Properties owned by joint ventures in which the Partnership is a co-venturer and five Properties owned with affiliates of the General Partners as tenants-in-common. In January, February, and March 2004, the Partnership sold its Properties in Lynchburg, Virginia; Cullman, Alabama; and Huntersville, North Carolina, respectively. The Partnership expects to reinvest these proceeds in additional Properties or to use the proceeds to pay liabilities of the Partnership. The Partnership leases the Properties generally on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         The Partnership holds its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners consider factors such as potential capital appreciation, net cash flow and federal income taxes. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership, the joint ventures in which the Partnership is a co-venturer, and the properties owned with affiliates of the General Partners as tenants-in-common provide for initial terms ranging from 10 to 20 years (the average being 17 years) and expire between 2006 and 2023. The leases are generally on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $45,600 to $218,100. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

         Generally, the leases of the Properties provide for two to five successive five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 26 of the Partnership's 41 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         The leases generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         In December 2003, the Partnership entered into a new lease with a new tenant for the Property in Yelm, Washington. The former tenant of this Property ceased restaurant operations and vacated the Property in March 2003. During 2003, the Partnership reinvested the proceeds from the sale of the Property in Abilene, Texas in a Property in Hoover, Alabama and a Property in Dalton, Georgia, each as a separate tenants-in-common, with affiliates of the General Partners. The terms of the new leases are substantially the same as the Partnership's other leases.

         In 2004, the Partnership sold its Properties in Lynchburg, Virginia; Cullman, Alabama; and Huntersville, North Carolina, each to a third party. The Partnership intends to reinvest these proceeds in additional Properties or to use the proceeds to pay liabilities of the Partnership.

Major Tenants

         During 2003, four lessees (or groups of affiliated lessees) of the Partnership and its consolidated joint ventures, (i) Jack in the Box Inc. and Jack in the Box Eastern Division, L.P. (which are affiliated entities under common control) (hereinafter referred to as "Jack in the Box Inc."), (ii) Golden Corral Corporation, (iii) Denny's, Inc. and Denny's Corporation (which are affiliated entities under common control) (hereinafter referred to as "Denny's Corporation"), and (iv) Texas Taco Cabana, LP each contributed more than 10% of total rental revenues (including total rental revenues from the Partnership's consolidated joint ventures, and the Partnership's share of total rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2003, Jack in the Box Inc. was the lessee under leases relating to eight restaurants, Golden Corral Corporation was the lessee under leases relating to three restaurants, Denny's Corporation was the lessee under leases relating to six restaurants, and Texas Taco Cabana, LP was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these four lessees (or groups of affiliated lessees) will each continue to contribute more than 10% of total rental revenues in 2004. In addition, five Restaurant Chains, Jack in the Box, Burger King, Golden Corral Buffet and Grill ("Golden Corral"), Denny's, and Taco Cabana each accounted for more than 10% of total rental revenues during 2003 (including total rental revenues from the Partnership's consolidated joint ventures, and the Partnership's share of total rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). In 2004, it is anticipated that Jack in the Box, Burger King, Golden Corral, and Taco Cabana will each continue to account for more than 10% of the total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains will materially affect the Partnership's operating results if the Partnership is not able to re-lease the Properties in a timely manner. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value in excess of 20% of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         The Partnership has entered into the following joint venture and tenancy in common arrangements as of December 31, 2003.

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

     CNL Income Fund VI,  Ltd.  and   2002       85.80%      CNL Income Fund VI, Ltd.         Universal City, TX
          CNL   Income   Fund   XI,
          Ltd., Tenants in Common

     CNL Income Fund VI,  Ltd.  and   2002       90.50%      CNL Income Fund VI, Ltd.         Schertz, TX
          CNL   Income   Fund   XI,
          Ltd., Tenants in Common

     CNL Income Fund VI, Ltd.,  CNL   2003       38.00%      CNL Income Fund VI, Ltd.         Dalton, GA
          Income  Fund  XI,   Ltd.,                          CNL Income Fund XV, Ltd.
          CNL   Income   Fund   XV,                          CNL Income Fund XVI, Ltd.
          Ltd.,   and  CNL   Income
          Fund XVI,  Ltd.,  Tenants
          in Common

     CNL Income Fund XI,  Ltd.  and   2003       26.00%      CNL Income Fund XVI, Ltd.        Hoover, AL
          CNL   Income   Fund  XVI,
          Ltd., Tenants in Common

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

         The joint venture and tenancy in common arrangements provide for the Partnership and its joint venture or tenancy in common partners to share in all costs and benefits in proportion to each partner's percentage interest in the entity or the Property. The Partnership and its partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture or tenancy in common. Net cash flow from operations is distributed to each joint venture or tenancy in common partner in accordance with its respective percentage interest in the entity or the Property.

         Ashland Joint Venture has an initial term of 30 years, and each of the other joint ventures has an initial term of 20 years. After the expiration of the initial term, all five continue in existence from year to year unless terminated at the option of either joint venturer or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partners to dissolve the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest.

         The joint venture and tenancy in common agreements restrict each party's ability to sell, transfer or assign its interest without first offering it for sale to its partners, either upon such terms and conditions as to which the parties may agree or, in the event the parties cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture or tenancy in common interest.

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

         During 2003, the Partnership reinvested the proceeds from the sale of the Property in Abilene, Texas in a Property in Hoover, Alabama and a Property in Dalton, Georgia, each as a separate tenants-in-common, with affiliates of the General Partners.

Certain Management Services

         RAI Restaurants, Inc. (the "Advisor"), an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. Under this agreement, the Advisor is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices, and providing information to the Partnership about the status of the leases and the Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay the Advisor an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services.

         The management agreement continues until the Partnership no longer owns an interest in any Properties unless terminated at an earlier date upon 60 days' prior notice by either party.

         During 2003, CNL Capital Management, Inc., ("CCM"), a wholly owned subsidiary of CNL Financial Group, Inc., began providing certain strategic advisory services to the General Partners relative to the Partnership's business. CCM is not reimbursed for these services by the Partnership. CCM also began providing some accounting and portfolio management services to the Partnership during 2003, through a subcontract with the Advisor.

Competition

         The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.

Employees

         The  Partnership   has  no  employees.   The  officers  of  CNL  Realty
Corporation, the officers and employees of CNL Restaurant Properties, Inc. (formerly CNL American Properties Fund, Inc.), the parent company of the Advisor, and the officers and employees of CCM perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2003, the Partnership owned 41 Properties. Of the 41 Properties, 31 are owned by the Partnership in fee simple, five are owned through joint venture arrangements and five are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement.

Description of Properties

         Land. The Partnership's Property sites, owned either directly or indirectly, range from approximately 16,300 to 329,100 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership, either directly or indirectly, as of December 31, 2003 by state

               State                                 Number of Properties

               Alabama                                          3
               Arizona                                          1
               California                                       1
               Colorado                                         2
               Connecticut                                      2
               Florida                                          1
               Georgia                                          1
               Kansas                                           1
               Louisiana                                        1
               Massachusetts                                    1
               Mississippi                                      1
               New Mexico                                       2
               North Carolina                                   2
               Ohio                                             3
               Oklahoma                                         2
               South Carolina                                   2
               Texas                                           11
               Virginia                                         2
               Washington                                       2
                                                          --------------
               TOTAL PROPERTIES                                41
                                                          ==============

         Buildings. Each of the Properties includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 2,100 to 11,400 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2003, the Partnership had committed to fund additional construction costs to the Property in Hoover, Alabama, in which the Partnership owns a 26% interest as tenants-in-common with CNL Income Fund XVI, Ltd. Depreciation expense is computed for buildings and improvements using the straight line method using depreciable lives of 40 years for federal income tax purposes.

         As of December 31, 2003, the aggregate cost of the Properties owned by the Partnership (including its consolidated joint ventures) and the unconsolidated joint ventures (including Properties owned through tenancy in common arrangements) for federal income tax purposes was $30,421,966 and $9,271,598, respectively.

         The following table lists the Properties owned by the Partnership, either directly or indirectly, as of December 31, 2003 by Restaurant Chain.

                Restaurant Chain                      Number of Properties

                Black-eyed Pea                                  1
                Burger King                                     9
                Casa del Rio                                    1
                Denny's                                         5
                Flat Rock Grille                                1
                Golden Corral                                   3
                Hardee's                                        4
                Jack in the Box                                 8
                KFC                                             1
                O'Charley's                                     1
                Sagebrush Restaurant                            1
                Taco Bell                                       1
                Taco Cabana                                     4
                Other                                           1
                                                          --------------
                TOTAL PROPERTIES                               41
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

         Leases. The Partnership leases the majority of the Properties to operators of Restaurant Chains. The leases are generally on a long-term "triple net" basis, meaning that the tenant is responsible for repairs, maintenance, property taxes, utilities and insurance.

         The following is a schedule of the average rent per Property and occupancy rates for the years ended December 31:

                                       2003              2002              2001             2000               1999
                                   --------------    -------------     -------------    --------------     -------------

Rental Revenues (1)                  $ 3,986,790      $ 4,333,193       $ 3,747,614       $ 3,914,520       $ 4,087,385
Properties                                    41               40                40                41                41
Average Rent per Property              $  97,239        $ 108,329         $  93,690         $  95,476         $  99,692
Occupancy rate                              100%             100%              100%              100%              100%

(1) Rental revenues include the Partnership's share of rental revenues from the Properties owned through joint venture and tenancy in common arrangements.

         The following is a schedule of lease expirations for leases in place as of December 31, 2003 for the next ten years and thereafter.

                                                                                     Percentage of
             Expiration                Number             Annual Rental               Gross Annual
               Year                  of Leases              Revenues                 Rental Income
             -----------------    ----------------    ---------------------    --------------------------

              2004                             --                $      --                      --
              2005                             --                       --                      --
              2006                              4                  360,538                  10.01%
              2007                              3                  498,758                  13.84%
              2008                             --                       --                      --
              2009                             --                       --                      --
              2010                              9                  845,071                  23.46%
              2011                              2                   95,355                   2.65%
              2012                             11                1,088,506                  30.21%
              2013                             --                       --                      --
              Thereafter                        8                  714,488                  19.83%
                                        ----------     --------------------           -------------
              Total (1)                        37            $   3,602,716                 100.00%
                                        ==========     ====================           =============

         (1) Excludes one Property under construction at December 31, 2003 and three Properties sold in 2004.

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 2003 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Jack in the Box Inc. leases eight Jack in the Box restaurants, each with an initial term of 18 years (expiring in 2010) and the average minimum base annual rent of approximately $96,300 (ranging from approximately $70,000 to $113,800).

         Burger King Corporation leases four Burger King restaurants, each with an initial term of 14 years (expiring in 2006) and average minimum base annual rent of approximately $90,100 (ranging from approximately $78,800 to $110,300).

         Golden Corral Corporation leases three Golden Corral restaurants, each with an initial term of 15 years (expiring in 2007) and average minimum base annual rent of approximately $166,300 (ranging from approximately $157,300 to $172,400).

         Denny's Corporation leases three Denny's restaurants and three other restaurants, with an initial terms ranging from 14 to 20 years (expiring in 2012) and average minimum base annual rent of approximately $90,300 (ranging from approximately $75,000 to $129,200).

         Texas Taco Cabana, LP leases four Taco Cabana restaurants, each with an initial term of 19 years (expiring in 2020) and average minimum base annual rent of approximately $121,000 (ranging from approximately $107,000 to $138,100).


Item 3.  Legal Proceedings

         Neither the Partnership, nor its General Partners, nor any affiliate of the Partnership, nor any of their respective Properties, is party to, or subject to, any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 12, 2004, there were 3,170 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2003, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase) may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 2003, the price paid for any Unit transferred pursuant to the Plan was $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2003 and 2002, other than pursuant to the Plan, net of commissions.

                                             2003 (1)                                2002 (1)
                                 ----------------------------------     -----------------------------------
                                   High         Low        Average        High         Low         Average
                                 ---------    --------    ----------    ---------    ---------    ----------

         First Quarter             $10.00      $ 5.70        $ 8.01        $9.51       $ 6.61        $ 7.81
         Second Quarter             10.00        8.07          9.37         9.50         7.00          8.66
         Third Quarter               8.70        6.25          7.86         9.50         6.35          7.63
         Fourth Quarter              9.50        7.32          8.89         9.50         6.61          8.16

(1)      A total of 27,328 and 52,106 Units were transferred other than pursuant
         to  the  Plan  for  the  years  ended   December  31,  2003  and  2002,
         respectively.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the partnership agreement.

         For the years ended December 31, 2003 and 2002, the Partnership declared cash distributions of $3,500,024 and $3,700,024, respectively, to the Limited Partners. During the quarter ended December 31, 2002, the Partnership declared a special distribution to the Limited Partners of $200,000 which represented cumulative excess operating reserves. This special distribution was effectively a return of a portion of the limited partners' investment, although in accordance with the partnership agreement, $200,000 was applied toward the limited partners' 10% Preferred Return. No amounts distributed to partners for the years ended December 31, 2003 and 2002 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

                  Quarter Ended              2003                2002
               ---------------------      -------------     ----------------

               March 31                     $  875,006        $  875,006
               June 30                         875,006           875,006
               September 30                    875,006           875,006
               December 31                     875,006         1,075,006


         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

(b)      Not applicable.

Item 6.  Selected Financial Data

Year ended December 31:                     2003             2002              2001             2000              1999
                                        -------------    --------------    -------------    --------------    -------------

    Continuing Operations (4):
      Revenues                           $ 3,059,582       $ 3,272,602      $ 3,121,864       $ 3,266,620      $ 3,294,517
      Equity in earnings (loss) of
         unconsolidated joint
         ventures                            437,801           863,810         (147,538  )        256,056          259,676
      Income from continuing
         operations (1)                    2,589,395         3,247,574        1,617,158         2,658,105        2,620,710

    Discontinued Operations (4):
      Revenues                               285,384           636,583          438,983           469,476          550,136
      Income from and gain on
         disposal of discontinued
         operations (2)                      611,054         1,066,552          110,158           436,358          521,064

    Net income                             3,200,449         4,314,126        1,727,316         3,094,463        3,141,774

    Income per unit:
      Continuing operations                $    0.65         $    0.81        $    0.40         $    0.66        $    0.66
      Discontinued operations                   0.15              0.27             0.03              0.11             0.13
                                        -------------    --------------    -------------    --------------    -------------
                                           $    0.80         $    1.08        $    0.43         $    0.77        $    0.79
                                        =============    ==============    =============    ==============    =============

    Cash distributions
      declared (3)                       $ 3,500,024       $ 3,700,024      $ 3,500,024       $ 3,500,024      $ 3,500,024

    Cash distributions
      declared per unit (3)                     0.88              0.93             0.88              0.88             0.88

At December 31:
    Total assets                        $ 33,842,059       $34,320,216      $33,451,728       $35,227,373      $35,792,092
    Partners' capital                     32,235,620        32,535,195       31,921,093        33,693,801       34,099,362

(1) Income from continuing operations for the year ended December 31, 2001, includes approximately $8,600 from gains on sale of assets. Income from continuing operations for the years ended December 31, 2003, 2001, and 2000 includes approximately $67,700, $407,400, and $34,500, respectively, for provisions for write-down of assets.

(2) Income from and gain on disposal of discontinued operations for the years ended December 31, 2003 and 2002 includes gains on sale of discontinued operations of approximately $378,000 and $442,100, respectively. Income from and gain on disposal of discontinued operations for the years ended December 31, 2003, 2001, and 2000 includes approximately $41,200, $247,000, and $26,000, respectively, for provisions for write-down of assets.

(3) Distributions for the year ended December 31, 2002 include a special distribution to the Limited Partners of $200,000, which represented cumulative excess operating reserves.

(4) Certain items in the prior years' financial data have been reclassified to conform to the 2003 presentation. This reclassification had no effect on net income. The results of operations relating to Properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations. The results of operations relating to Properties that were either identified for sale and disposed of subsequent to January 1, 2002 or were classified as held for sale as of December 31, 2003 are reported as discontinued operations for all periods presented.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on August 20, 1991, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of Restaurant Chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $45,600 to $218,100. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

         As of December 31, 2001, the Partnership owned 34 Properties directly and six Properties indirectly through joint venture or tenancy in common arrangements. As of December 31, 2002, the Partnership owned 32 Properties directly and eight Properties indirectly through joint venture or tenancy in common arrangements. As of December 31, 2003, the Partnership owned 31 Properties directly and ten Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities was $3,788,332, $4,229,236, and $3,267,699, for the years ended December 31, 2003, 2002, and 2001, respectively. The decrease in cash from operating activities during 2003, as compared to 2002, and the increase in cash from operating activities during 2002, as compared to 2001, resulted from changes in the Partnership's working capital, such as the timing of transactions relating to the collection of receivables and the payment of expenses, and changes in income and expenses, such as changes in rental revenues and changes in operating and Property related expenses.

         Other sources and uses of cash included the following during the years ended December 31, 2003, 2002, and 2001.

         During 2001, the Partnership and CNL Income Fund VI, Ltd., a Florida limited partnership and affiliate of the General Partners, as tenants-in-common, sold the Property in Round Rock, Texas and received net sales proceeds of approximately $1,510,700, resulting in a gain on sale of assets, to the tenancy-in-common, of approximately $123,900. The Partnership owned a 23% interest in this Property and received approximately $345,000 as a liquidating distribution representing its pro-rata share of the net sales proceeds. In addition, during 2001, the Partnership sold its Property in Sebring, Florida to the tenant and received net sales proceeds of approximately $1,029,000, resulting in a gain on sale of assets of approximately $8,600. During 2001, the Partnership reinvested approximately $1,376,800 of these net sales proceeds and the liquidation proceeds received from the sale of the Property in Round Rock, Texas, in a Property in Houston, Texas.

         During 2002, the Partnership sold its Properties in Columbus, Ohio and East Detroit, Michigan, to the tenant and received net sales proceeds of approximately $1,734,400, resulting in a gain on disposal of discontinued operations of approximately $442,100. During 2002, the Partnership reinvested the majority of these net sales proceeds in a Property in Universal City, Texas and one in Schertz, Texas, each as a separate tenants-in-common arrangement with CNL Income Fund VI, Ltd. The Partnership and CNL Income Fund VI, Ltd. entered into agreements whereby each co-tenant will share in the profits and losses of each Property in proportion to its applicable percentage interest. The Partnership contributed approximately $897,200 and $942,500 for an 85.8% and a 90.5% interest, respectively, in these Properties. In addition, during 2002, Ashland Joint Venture, in which the Partnership owns a 62.16% interest, sold its Property in Ashland, New Hampshire to the tenant and received net sales proceeds of approximately $1,472,900, resulting in a gain on disposal of discontinued operations of approximately $500,900. During 2002, the joint venture reinvested the majority of these net sales proceeds in a Property in San Antonio, Texas.

         The acquisitions of the Properties in Houston, Universal City, Schertz, and San Antonio, Texas, from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the General Partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Properties in order to facilitate the acquisition of the Properties by the Partnership. The purchase prices paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire the Properties.

         In August 2002, the Partnership received a parcel of land adjacent to its Property in Roswell, New Mexico from the tenant of this Property in payment for approximately $32,500 of rental revenues owed. The parcel of land is developed as a parking lot which is contiguous to the parking lot of the Partnership's Property. The Partnership accounted for this transaction as a non-monetary exchange of assets at their fair value. No gain or loss was recognized on this transaction.

         During 2003, the Partnership sold its Property in Abilene, Texas to the tenant and received net sales proceeds of approximately $931,900, resulting in a gain on disposal of discontinued operations of approximately $378,000. The Partnership reinvested the majority of these proceeds in a Property in Dalton, Georgia with CNL Income Fund VI, Ltd., CNL Income Fund XV, Ltd., and CNL Income Fund XVI, Ltd., and in a Property in Hoover, Alabama with CNL Income Fund XVI, Ltd., each as tenants-in-common. The Partnership contributed approximately $722,000 and $325,700 to the Properties in Dalton, Georgia and Hoover, Alabama, respectively, and has committed to fund up to an additional $246,300 for additional construction costs relating to the Property in Hoover, Alabama. The Partnership owns a 38% and a 26% interest in the Properties in Dalton, Georgia and Hoover, Alabama, respectively. Each of the CNL Income Funds is a Florida limited partnership and an affiliate of the General Partners.

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

         At December 31, 2003, the Partnership had $1,669,350 in cash and cash equivalents, as compared to $1,763,878 at December 31, 2002. At December 31, 2003, these funds were held in demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date. The decrease in cash and cash equivalents at December 31, 2003, as compared to December 31, 2002, was a result of the Partnership paying to the Limited Partners, the special distribution of cumulative excess operating reserves that was accrued for as of December 31, 2002. As of December 31, 2003, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, was less than one percent annually. The funds remaining at December 31, 2003, after the payment of distributions and other liabilities will be used to fund additional construction costs and to meet the Partnership's working capital needs.

         In 2004, the Partnership sold its Properties in Lynchburg, Virginia; Cullman, Alabama; and Huntersville, North Carolina, each to a third party and received total net sales proceeds of approximately $3,041,180, resulting in a total gain on disposal of discontinued operations of approximately $619,400. The Partnership expects to either reinvest these proceeds in additional Properties or use the proceeds to pay liabilities of the Partnership.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on cash from operations, and for the year ended December 31, 2002, cumulative excess operating reserves, the Partnership declared distributions to the Limited Partners of $3,500,024, $3,700,024, and $3,500,024, for the years ended December 31, 2003, 2002, and 2001, respectively. This represents distributions of $0.88, $0.93, and $0.88 per Unit for the years ended December 31, 2003, 2002, and 2001, respectively. During the quarter ended
December 31, 2002, the Partnership declared a special distribution to the Limited Partners of $200,000, which represented cumulative excess operating reserves. This special distribution was effectively a return of a portion of the Limited Partners' investment, although in accordance with the partnership agreement, the total amount was applied toward the limited partners' 10% Preferred Return. No amounts distributed to the Limited Partners for the years ended December 31, 2003, 2002, and 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the
Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, the General Partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2003, 2002, and 2001.

         As of December 31, 2003 and 2002, the Partnership owed $16,161 and $20,101, respectively, to affiliates for operating expenses, accounting and administrative services, and management fees. As of March 12, 2004, the Partnership had reimbursed the affiliates for these amounts. Other liabilities, including distributions payable, were to $1,095,144 at December 31, 2003, as compared to $1,256,929 at December 31, 2002. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Off-Balance Sheet Transactions

         The Partnership holds interests in various unconsolidated joint venture and tenancy in common arrangements that are accounted for using the equity method. The General Partners do not believe that any such interest would constitute an off-balance sheet arrangement requiring any additional disclosures under the provisions of the Sarbanes-Oxley Act of 2002.

Contractual Obligations, Contingent Liabilities, and Commitments

         In October 2003, the Partnership entered into an agreement to sell the Property in Lynchburg, Virginia. The Partnership sold this Property in January 2004. In December 2003, the Partnership entered into an agreement to sell the Property in Cullman, Alabama. The Partnership sold this Property in February 2004.

         In December 2003, the Partnership and CNL Income Fund XVI, Ltd., as tenants-in-common, purchased a Property in Hoover, Alabama. The Partnership contributed approximately $325,700 to acquire the land and has committed to fund up to an additional $246,300 for construction costs relating to this Property. The Partnership owns a 26% interest in this Property.

         The Partnership has no contingent liabilities.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.



Critical Accounting Policies

         The Partnership's leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("FAS 13"), and have been accounted for as using either the direct financing or the operating method. FAS 13 requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, management assumes that all payments to be received under its leases are collectible. Changes in management's estimates or assumptions regarding collectibility of lease payments could result in a change in accounting for the lease.

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

         Management reviews the Partnership's Properties and investments in unconsolidated entities for impairment at least once a year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment is based on the carrying amount of the Property or investment at the date it is tested for recoverability compared to the sum of the estimated future cash flows expected to result from its operation and sale through the expected holding period. If an impairment is indicated, the asset is adjusted to its estimated fair value.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, when the Partnership makes the decision to sell or commits to a plan to sell a Property within one year, its operating results are reported as discontinued operations.

Results of Operations

Comparison of the year ended December 31, 2003 to the year ended December 31,
2002

         Rental revenues from continuing operations were $2,855,459 for the year ended December 31, 2003, as compared to $2,962,204 during the same period of 2002. Rental revenues from continuing operations were lower during the year ended December 31, 2003, as compared to the same period of 2002, because the Partnership provided a rent reduction to the tenant of the Property in Yelm, Washington when the tenant experienced financial difficulties in 2002. In March 2003, the Partnership executed a termination of the tenant's lease rights, and the tenant surrendered the premises. The restaurant operated under a temporary lease agreement with a new tenant until October 2003 when the Partnership entered into a new lease with terms substantially the same as the Partnership's other leases.

         Rental revenues from continuing operations were also lower during 2003, because the Partnership stopped recording rental revenues relating to the Property in Dayton, Ohio when the tenant experienced financial difficulties. During the third and fourth quarters of 2003, the Partnership collected and recognized as revenues a portion of these past due rents. In addition, Denver Joint Venture, in which the Partnership owns an 85% interest and accounts for under the consolidation method, also stopped recording rental revenues when the tenant of the Property owned by this joint venture experienced financial difficulties.

         In April 2003, a tenant, The Melodie Corporation, filed for bankruptcy. The tenant has neither affirmed nor rejected the one lease it has with the Partnership. Subsequent to the tenant filing for bankruptcy, the Partnership has continued receiving rental payments relating to this lease.

         During the year ended December 31, 2003, the Partnership also earned $194,576 in contingent rental income, as compared to $294,891 during the same period of 2002. The decrease in contingent rental income during 2003 was primarily attributable to a decrease in the reported gross sales of certain restaurant Properties, the leases of which require the payment of contingent rental income. The decrease in contingent rental income during 2003 was also due to the Partnership recording lower contingent rental income relating to the Properties in Dayton, Ohio and Roswell, New Mexico, whose tenants experienced financial difficulties.

         The Partnership also earned $437,801 in income attributable to net income earned by unconsolidated joint ventures during the year ended December 31, 2003, as compared to $863,810 during the same period of 2002. Net income earned by unconsolidated joint ventures was higher during the year ended December 31, 2002 partially because in June 2002, Ashland Joint Venture, in which the Partnership owns a 62.16% interest, sold its Property in Ashland, New Hampshire, to the tenant and recognized a gain on disposal of discontinued operations of approximately $500,900. The Partnership recognized its pro-rata share of this gain as equity in earnings of unconsolidated joint ventures. The joint venture reinvested the majority of the net sales proceeds from this sale in a Property in San Antonio, Texas.

         Net income earned by unconsolidated joint ventures was also higher during 2002 partially because the Partnership and an affiliate of the General Partners, as tenants-in-common, collected and recognized as income approximately $307,700 in past due amounts relating to the Property in Corpus Christi, Texas that was formerly leased by Phoenix Restaurant Group, Inc. ("PRG"). The Partnership owns a 72.58% interest in this Property. In October 2001, PRG filed for bankruptcy. During 2002, the bankruptcy court assigned this lease to a new tenant and all other lease terms remained the same. The new tenant is a Delaware limited liability company and an affiliate of the General Partners.

         The decrease in net income earned by unconsolidated joint ventures during 2003 was partially offset by the Partnership reinvesting the majority of the net sales proceeds from the sales of the Properties in Columbus, Ohio and East Detroit, Michigan, in two Properties, one in Universal City and the other in Schertz, Texas in June 2002. Each Property is held as a separate tenancy-in-common arrangement with CNL Income Fund VI, Ltd. In addition, the decrease was partially offset by the Partnership reinvesting a portion of the net sales proceeds from the sale of the Property in Abilene, Texas in a Property in Dalton, Georgia, as tenants-in-common with affiliates of the General Partners, as described above.

         During 2003, four lessees (or groups of affiliated lessees) of the Partnership and its consolidated joint ventures, Jack in the Box Inc., Golden Corral Corporation, Denny's Corporation, and Texas Taco Cabana, LP each contributed more than 10% of total rental revenues (including total rental revenues from the Partnership's consolidated joint ventures, and the Partnership's share of total rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2003, Jack in the Box Inc. was the lessee under leases relating to eight restaurants, Golden Corral Corporation was the lessee under leases relating to three restaurants, Denny's Corporation was the lessee under leases relating to six restaurants, and Texas Taco Cabana, LP was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these four lessees (or groups of affiliated lessees) will each continue to contribute more than 10% of total rental revenues in 2004. In addition, five Restaurant Chains, Jack in the Box, Burger King, Golden Corral, Denny's, and Taco Cabana each accounted for more than 10% of total rental revenues during 2003 (including total rental revenues from the Partnership's consolidated joint ventures, and the Partnership's share of total rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). In 2004, it is anticipated that Jack in the Box, Burger King, Golden Corral, and Taco Cabana will each continue to account for more than 10% of the total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains will materially affect the Partnership's operating results if the Partnership is not able to re-lease the Properties in a timely manner.

         During the year ended December 31, 2003, the Partnership and its consolidated joint ventures earned $9,547 in interest and other income, as compared to $15,507 during the same period of 2002.

         Operating expenses, including depreciation expense and provision for write-down of assets, were $853,818 during the year ended December 31, 2003, as compared to $825,326 for the same period of 2002. The increase in operating expenses during the year ended December 31, 2003, as compared to the same period of 2002, was a result of the Partnership recording a provision for write-down of assets of approximately $67,700 relating to the Property in Yelm, Washington. The provision represented the difference between the net carrying value of the Property and its estimated fair value. The tenant of this Property experienced financial difficulties. The Partnership entered into a new lease for this Property in October 2003, as described above. The increase in operating expenses during 2003 was also partially due to an increase in depreciation expense relating to the Property in Yelm, Washington. The asset relating to this Property was reclassified from net investment in direct financing leases to real estate properties with operating leases when the tenant surrendered the premises in March 2003.

         The increase in operating expenses during 2003 was partially offset by a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties and a decrease in property related expenses. Property related expenses were higher during 2002 because the Partnership elected to reimburse the tenant of the Properties in Oklahoma City, Oklahoma and McAllen, Texas for certain renovation costs.

         During the year ended December 31, 2002, the Partnership identified and sold two Properties that were classified as Discontinued Operations in the accompanying financial statements. During 2003, the Partnership identified for sale four additional Properties that were classified as Discontinued Operations in the accompanying financial statements. In March 2003, the Partnership sold the Property in Abilene, Texas. The Partnership reclassified the assets relating to the Properties in Lynchburg, Virginia; Cullman, Alabama; and Huntersville, North Carolina to real estate held for sale. The reclassified assets were recorded at the lower of their carrying amount or fair value, less cost to sell, which resulted in the Partnership recording a provision for write-down of assets of approximately $41,200 relating to the property in Lynchburg, Virginia. The provision represented the difference between the net carrying value of the property and its estimated fair value. The Partnership recognized net rental income (rental revenues less Property related expenses and provision for write-down of assets) of $624,406, during the year ended December 31, 2002, relating to these Properties. Rental revenues during 2002 included approximately $158,000 of past due rents relating to the Property in Abilene, Texas, that the Partnership received and recognized as income. This Property was formerly leased by PRG. In October 2001, PRG filed for bankruptcy and the Partnership stopped recording rental revenues relating to this Property. During 2002, the bankruptcy court assigned the lease relating to this Property to a new tenant and all other lease terms remained the same. In June 2002, the Partnership sold the Properties in Columbus, Ohio and East Detroit, Michigan to the tenant resulting in a gain on disposal of discontinued operations of approximately $442,100. The Partnership recognized net rental income of $233,093 during the year ended December 31, 2003, relating to the Properties not sold during 2002. In March 2003, the Partnership sold the Property in Abilene, Texas, resulting in a gain on disposal of discontinued operations of approximately $378,000. In 2004, the Partnership sold its Properties in Lynchburg, Virginia; Cullman, Alabama; and
Huntersville, North Carolina resulting in a total gain on disposal of discontinued operations of approximately $619,400.

         During the year ended December 31, 2002, Ashland Joint Venture, in which the Partnership owns a 62.16% interest, identified and sold the Property in Ashland, New Hampshire, resulting in a gain on disposal of discontinued operations of approximately $500,900. The financial results of this Property were classified as Discontinued Operations in the combined, condensed financial information for the unconsolidated joint ventures and the properties held as tenants-in-common with affiliates presented in the footnotes to the accompanying financial statements. The Partnership's pro-rata share of these amounts is included in equity in earnings of unconsolidated joint ventures in the accompanying financial statements.

Comparison of the year ended December 31, 2002 to the year ended December 31,
 2001

         Rental revenues from continuing operations were $2,962,204 for the year ended December 31, 2002, as compared to $2,829,080 for the year ended December 31, 2001. Rental revenues from continuing operations were lower during 2001, because PRG, the tenant of the Denny's Property in Avon, Colorado, experienced financial difficulties and ceased paying rent in 2001. As a result, the Partnership stopped recognizing rental revenues relating to this Property. In October 2001, PRG filed for Chapter 11 bankruptcy protection. The Partnership received rental payments relating to this Property from the bankruptcy date through May 2002. In May 2002, the bankruptcy court assigned the lease to a new tenant, CherryDen, LLC, an affiliate of the General Partners. All other lease terms remained unchanged and are substantially the same as the Partnership's other leases.

         The increase in rental revenues from continuing operations during the year ended December 31, 2002, as compared to the same period in 2001, was also partially due to the 2001 acquisition of a Property in Houston, Texas. The increase in rental revenues from continuing operations during the year ended December 31, 2002 was partially offset by the 2001 sale of the Property in Sebring, Florida and by a rent reduction of approximately $16,500 provided to the tenant of the Property in Yelm, Washington. In October 2003, the Partnership entered into a new lease relating to this Property, as described above.

         The Partnership also earned $294,891 in contingent rental income during the year ended December 31, 2002, as compared to $233,365 during the same period of 2001. The increase in contingent rental income during 2002, as compared to 2001, was primarily attributable to an increase in the reported gross sales of certain restaurant Properties, the leases of which require the payment of contingent rental income.

         During the years ended December 31, 2002 and 2001, the Partnership recognized income of $863,810 and a loss of $147,538, respectively, attributable to net operating results of unconsolidated joint ventures. These results were lower during the year ended December 31, 2001, because PRG, the tenant of the Property in Corpus Christi, Texas, filed for Chapter 11 bankruptcy protection in October 2001, as described above. As a result, the Partnership and an affiliate of the General Partners, as tenants-in-common, stopped recording rental revenues relating to this Property. Results were also lower during the year ended December 31, 2001, due to the Partnership incurring Property related expenses such as legal fees, insurance and real estate taxes relating to this Property. The tenancy in common recorded a provision for write-down of assets of approximately $356,700 in 2001. The provision represented the difference between the carrying value of the Property and its estimated fair value. In April 2002, the bankruptcy court assigned the lease relating to this Property to a new tenant, an affiliate of the General Partners. All other lease terms remained unchanged and are substantially the same as the Partnership's other leases. As a result of the assignment relating to this Property, the tenancy-in-common, collected and recognized as revenue from the new tenant $309,700 in past due rents.

         The increase in net income earned by unconsolidated joint ventures during 2002, was also partially due to the fact that in June 2002, Ashland Joint Venture, in which the Partnership owns a 62.16% interest, sold its Property in Ashland, New Hampshire, to the tenant and recognized a gain on disposal of discontinued operations of approximately $500,900. The joint venture reinvested the majority of the net sales proceeds from this sale in a Property in San Antonio, Texas.

         In addition, the increase in net income earned by unconsolidated joint ventures during 2002 was partially due to the Partnership reinvesting the net sales proceeds from the sale of two wholly owned Properties, in two Properties, one in Universal City and the other in Schertz, Texas. Each Property is held as a separate tenancy-in-common arrangement with CNL Income Fund VI, Ltd.

         The increase in net income earned by unconsolidated joint ventures during 2002, as compared to 2001, was partially offset by the fact that in
October 2001, the Partnership and CNL Income Fund VI, Ltd., as tenants-in-common, sold the Property in Round Rock, Texas. The tenancy in common recognized a gain on sale of assets of approximately $123,900 during 2001. The Partnership owned a 23% interest in this Property.

         The Partnership and its consolidated joint ventures earned $15,507 in interest and other income during the year ended December 31, 2002, as compared to $59,419 during the same period of 2002. Interest income decreased during 2002 due to the 2002 redemption of certificates of deposit held by the Partnership.

         Operating expenses, including depreciation and provision for write-down of assets, were $825,326 during the year ended December 31, 2003, as compared to $1,299,312 during the same period of 2001. Operating expenses were higher during the year ended December 31, 2001, because the Partnership recorded a provision for write-down of assets of approximately $363,500 relating to the Property in Avon, Colorado, as described above. During the year ended December 31, 2001, the Partnership also recorded a provision for write-down of assets of approximately $43,900 relating to the Property located in Sebring, Florida. The provisions represented the difference between the carrying value of each Property and its estimated fair value. Operating expenses were also higher during 2001 because the Partnership incurred provisions for doubtful accounts and property related expenses, such as real estate taxes, insurance and legal fees relating to the Property in Avon, Colorado. The bankruptcy court assigned the lease relating to this Property in May 2002, as described above, and the Partnership sold the Property in Sebring, Florida in November 2001.

         Operating expenses were also lower in 2002 because the Partnership incurred less administrative expenses for servicing the Partnership and its Properties. The decrease in operating expenses during the year ended December 31, 2002, as compared to the same period in 2001, was partially offset by the fact that during the year ended December 31, 2002, the Partnership elected to reimburse the tenant of the Properties in Oklahoma City, Oklahoma and McAllen, Texas for certain renovation costs.

         During the year ended December 31, 2002, the Partnership identified and sold two Properties that were classified as Discontinued Operations in the accompanying financial statements. During 2003, the Partnership identified for sale four additional Properties that were classified as Discontinued Operations in the accompanying financial statements. In March 2003, the Partnership sold the Property in Abilene, Texas, as described above. The Partnership reclassified the assets relating to the Properties in Lynchburg, Virginia; Cullman, Alabama; and Huntersville, North Carolina to real estate held for sale. The reclassified assets were recorded at the lower of their carrying amount or fair value, less cost to sell. The Partnership recognized net rental income (rental revenues less Property related expenses and provision for write-down of assets) of $624,406 and $110,158 during the years ended December 31, 2002 and 2001, respectively, relating to these Properties. Rental revenues during 2002 included approximately $158,000 of past due rents relating to the Property in Abilene, Texas, as described above. During 2001, the Partnership recorded a provision for write-down of assets of approximately $247,000 relating to the Property in Abilene, Texas. The provision represented the difference between the net carrying value of the Property and its estimated fair value. In June 2002, the Partnership sold the Properties in Columbus, Ohio and East Detroit, Michigan to the tenant resulting in a gain on disposal of discontinued operations of approximately $442,100. In 2004, the Partnership sold the Properties in Lynchburg, Virginia; Cullman, Alabama; and Huntersville, North Carolina.

         In addition, during the year ended December 31, 2002, Ashland Joint Venture, in which the Partnership owns a 62.16% interest, identified and sold the Property in Ashland, New Hampshire, resulting in a gain on disposal of discontinued operations of approximately $500,900. The financial results of this Property were classified as Discontinued Operations in the combined, condensed financial information for the unconsolidated joint ventures and the properties held as tenants-in-common with affiliates presented in the footnotes to the accompanying financial statements. The Partnership's pro-rata share of these amounts is included in equity in earnings of unconsolidated joint ventures in the accompanying financial statements.

         In connection with the sale of the Property in Sebring, Florida, the Partnership recognized a gain on sale of assets of approximately $8,600 during 2001. Because this Property was identified for sale prior to the January 2002 implementation of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations relating to this Property were included as Income from Continuing Operations in the accompanying financial statements.

         The General Partners continuously evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the Limited Partners.

         The Partnership's leases as of December 31, 2003, are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation, overall, has had a minimal effect on results of operations of the Partnership. Continued inflation may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities, FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. In December 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R"), to clarify some of the provisions of FIN 46. Under FIN 46R, special effective date provisions apply to entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Partnership did not fully or partially apply FIN 46 prior to the issuance of FIN 46R. Also, the Partnership does not have interests in structures commonly referred to as special-purpose entities. Therefore, application of FIN 46R is required in the Partnership's financial statements for periods ending after March 15, 2004. The General Partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

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


Item 8.  Financial Statements and Supplementary Data

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS







                                                                   Page

Report of Independent Certified Public Accountants                  20

Financial Statements:

     Balance Sheets                                                 21

     Statements of Income                                           22

     Statements of Partners' Capital                                23

     Statements of Cash Flows                                       24-25

     Notes to Financial Statements                                  26-38

               Report of Independent Certified Public Accountants



To the Partners
CNL Income Fund XI, Ltd.


In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund XI, Ltd. (a Florida limited partnership) at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As  described in Note 1 to the  financial  statements,  on January 1, 2002,  the
Partnership  adopted  Statement  of  Financial   Accounting  Standards  No.  144
"Accounting for the Impairment or Disposal of Long-Lived Assets."




/s/ PricewaterhouseCoopers LLP

Orlando, Florida
March 24, 2004

                           25CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS

                                                                                        December 31,
                                                                              2003                        2002
                                                                       -------------------         -------------------

                         ASSETS

Real estate properties with operating leases, net                           $  18,600,884               $  18,348,413
Net investment in direct financing leases                                       4,082,453                   4,874,830
Real estate held for sale                                                       2,423,207                   3,079,673
Investment in joint ventures                                                    5,409,308                   4,414,071
Cash and cash equivalents                                                       1,669,350                   1,763,878
Receivables, less allowance for doubtful accounts of
     $131,618 and $23,196, respectively                                           164,328                     228,276
Due from related parties                                                               --                       2,412
Accrued rental income                                                           1,354,872                   1,472,723
Other assets                                                                      137,657                     135,940
                                                                       -------------------         -------------------

                                                                            $  33,842,059               $  34,320,216
                                                                       ===================         ===================

            LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                         $     8,263                 $     3,271
Real estate taxes payable                                                          25,656                      15,632
Distributions payable                                                             875,006                   1,075,006
Due to related parties                                                             16,161                      20,101
Rents paid in advance and deposits                                                186,219                     163,020
                                                                       -------------------         -------------------
         Total liabilities                                                      1,111,305                   1,277,030

Minority interests                                                                495,134                     507,991

Commitments (Note 11)

Partners' capital                                                              32,235,620                  32,535,195
                                                                       -------------------         -------------------

                                                                            $  33,842,059               $  34,320,216
                                                                       ===================         ===================

                See accompanying notes to financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME

                                                                                Year Ended December 31,
                                                                       2003               2002               2001
                                                                 -----------------   ---------------    ---------------

Revenues:
     Rental income from operating leases                            $   2,281,532      $  2,299,481       $  2,150,403
     Earned income from direct financing leases                           573,927           662,723            678,677
     Contingent rental income                                             194,576           294,891            233,365
     Interest and other income                                              9,547            15,507             59,419
                                                                                                        ---------------
                                                                 -----------------   ---------------
                                                                        3,059,582         3,272,602          3,121,864
                                                                 -----------------   ---------------    ---------------
Expenses:
     General operating and administrative                                 255,177           277,616            327,336
     Property related                                                      53,535            84,743             92,307
     Provision for doubtful accounts                                           --                --             12,765
     Management fees to related parties                                    40,137            44,392             36,076
     State and other taxes                                                 33,811            31,779             29,022
     Depreciation                                                         403,464           386,796            394,396
     Provision for write-down of assets                                    67,694                --            407,410
                                                                 -----------------   ---------------    ---------------
                                                                          853,818           825,326          1,299,312
                                                                 -----------------   ---------------    ---------------

Income before gain on sale of assets, minority interests,
    and equity in earnings (loss) of unconsolidated
    joint ventures                                                      2,205,764         2,447,276          1,822,552

Gain on sale of assets                                                         --                --              8,604

Minority interests                                                        (54,170  )        (63,512  )         (66,460  )

Equity in earnings (loss) of unconsolidated joint ventures                437,801           863,810           (147,538  )
                                                                 -----------------   ---------------    ---------------

Income from continuing operations                                       2,589,395         3,247,574          1,617,158
                                                                 -----------------   ---------------    ---------------

Discontinued operations
     Income from discontinued operations                                  233,093           624,406            110,158
     Gain on disposal of discontinued operations                          377,961           442,146                 --
                                                                 -----------------   ---------------    ---------------
                                                                          611,054         1,066,552            110,158
                                                                 -----------------   ---------------    ---------------

Net income                                                          $   3,200,449      $  4,314,126       $  1,727,316
                                                                 =================   ===============    ===============

Income per limited partner unit
     Continuing operations                                            $      0.65        $     0.81         $     0.40
     Discontinued operations                                                 0.15              0.27               0.03
                                                                 -----------------   ---------------    ---------------

                                                                      $      0.80        $     1.08         $     0.43
                                                                 =================   ===============    ===============

Weighted average number of
     limited partner units outstanding                                  4,000,000         4,000,000          4,000,000
                                                                 =================   ===============    ===============

                See accompanying notes to financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2003, 2002, and 2001

                                            General Partners                               Limited Partners
                                  --------------------------------------  ---------------------------------------------------------
                                                         Accumulated                                               Accumulated
                                    Contributions         Earnings         Contributions       Distributions         Earnings
                                  ------------------   ----------------   -----------------   ----------------   -----------------

Balance, December 31, 2000              $     1,000        $   241,465       $  40,000,000      $ (29,215,182 )     $  27,456,518

    Distributions to limited
       partners ($0.88 per
       limited partner unit)                     --                 --                  --         (3,500,024 )                --
    Net income                                   --                 --                  --                 --           1,727,316
                                  ------------------   ----------------   -----------------   ----------------   -----------------

Balance, December 31, 2001                    1,000            241,465          40,000,000        (32,715,206 )        29,183,834

    Distributions to limited
       partners ($0.93 per
       limited partner unit)                     --                 --                  --         (3,700,024 )                --
    Net income                                   --                 --                  --                 --           4,314,126
                                  ------------------   ----------------   -----------------   ----------------   -----------------

Balance, December 31, 2002                    1,000            241,465          40,000,000        (36,415,230 )        33,497,960

    Distributions to limited
       partners ($0.88 per
       limited partner unit)                     --                 --                  --         (3,500,024 )                --
    Net income                                   --                 --                  --                 --           3,200,449
                                  ------------------   ----------------   -----------------   ----------------   -----------------

Balance, December 31, 2003              $     1,000        $   241,465       $  40,000,000      $ (39,915,254 )     $  36,698,409
                                  ==================   ================   =================   ================   =================



                See accompanying notes to financial statements.

---------------
   Syndication
      Costs            Total
  --------------   --------------

   $ (4,790,000 )    $33,693,801



             --       (3,500,024 )
             --        1,727,316
  --------------   --------------

     (4,790,000 )     31,921,093



             --       (3,700,024 )
             --        4,314,126
  --------------   --------------

     (4,790,000 )     32,535,195



             --       (3,500,024 )
             --        3,200,449
  --------------   --------------

   $ (4,790,000 )    $32,235,620
  ==============   ==============


                See accompanying notes to financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                                  Year Ended December 31,
                                                                     2003                  2002                 2001
                                                                ----------------      ---------------       ---------------

Cash flows from operating activities

Net income                                                         $  3,200,449         $  4,314,126          $  1,727,316
                                                                ----------------      ---------------       ---------------

Adjustments to reconcile net income to net cash provided
   by operating activities:
      Depreciation                                                      403,464              397,899               423,468
      Amortization of investment in direct financing leases             189,435              172,789                 1,629
      Minority interests                                                 54,170               63,512                66,460
      Equity in earnings (loss) of unconsolidated joint
         ventures, net of distributions                                  52,430             (184,950 )             338,292
      Gain on sale of assets                                           (377,961 )           (442,146 )              (8,604 )
      Provision for write-down of assets                                108,848                   --               654,393
      Provision for doubtful accounts                                        --                   --                34,443
      Decrease (increase) in receivables                                 63,948              (71,580 )              12,284
      Decrease in due from related party                                  2,412                1,749                 1,372
      Decrease (increase) in accrued rental income                       58,579              (75,539 )             (90,221 )
      Decrease(increase) in other assets                                 (1,717 )             (2,396 )             109,374
      Increase (decrease) in accounts payable and accrued
         expenses and real estate taxes payable                          15,016              (44,435 )              16,859
      Increase (decrease) in due to related parties                      (3,940 )              3,400                (5,801 )
      Increase (decrease) in rents paid in advance and
         deposits                                                        23,199               96,807               (13,565 )
                                                                ----------------      ---------------       ---------------
             Total adjustments                                          587,883              (84,890 )           1,540,383
                                                                ----------------      ---------------       ---------------

Net cash provided by operating activities                             3,788,332            4,229,236             3,267,699
                                                                ----------------      ---------------       ---------------

Cash Flows from Investing Activities:
      Additions to real estate properties                                    --                   --            (1,376,792 )
      Proceeds from sale of assets                                      931,858            1,734,373             1,029,000
      Investment in joint ventures                                   (1,047,667 )         (1,839,798 )                  --
      Liquidating distribution from joint venture                            --                   --               345,376
      Investment in certificates of deposit                                  --                   --              (211,587 )
      Redemption of certificates of deposit                                  --              211,587               500,000
                                                                ----------------      ---------------       ---------------
         Net cash provided by (used in) investing activities           (115,809 )            106,162               285,997
                                                                ----------------      ---------------       ---------------

Cash Flows from Financing Activities:
      Distributions to limited partners                              (3,700,024 )         (3,500,024 )          (3,500,024 )
      Distributions to holders of minority interest                     (67,027 )            (64,898 )             (66,890 )
                                                                ----------------      ---------------       ---------------
         Net cash used in financing activities                       (3,767,051 )         (3,564,922 )          (3,566,914 )
                                                                ----------------      ---------------       ---------------

Net increase (decrease) in cash and cash equivalents                    (94,528 )            770,476               (13,218 )

Cash and cash equivalents at beginning of year                        1,763,878              993,402             1,006,620
                                                                ----------------      ---------------       ---------------

Cash and cash equivalents at end of year                           $  1,669,350         $  1,763,878           $   993,402
                                                                ================      ===============       ===============

                See accompanying notes to financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

                                                                              Years Ended December 31,
                                                                      2003               2002              2001
                                                                 ---------------    ---------------    --------------

Supplemental Schedule of Non-Cash Investing and
      Financing Activities:

         Distributions declared and unpaid at
             December 31                                             $  875,006        $ 1,075,006        $  875,006
                                                                 ===============    ===============    ==============


         Addition to real estate properties                             $    --         $   32,553           $    --
                                                                 ===============    ===============    ==============


                See accompanying notes to financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


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

         Real Estate and Lease Accounting - The Partnership records the real estate property acquisitions at cost. These properties are leased to third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. During the years ended December 31, 2003, 2002 and 2001, tenants paid, or are expected to pay, directly to real estate taxing authorities approximately $397,700, $428,800 and $400,900, respectively, in estimated real estate taxes in accordance with the terms of their leases.

         The leases of the Partnership provide for base minimum annual rental payments payable in monthly installments. In addition, certain leases provide for contingent rental revenues based on the tenants' gross sales in excess of a specified threshold. The Partnership defers recognition of the contingent rental revenues until the defined thresholds are met. The leases are accounted for using either the operating or the direct financing methods.

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

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001

1.       Significant Accounting Policies - Continued

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

         The Partnership's investments in Ashland Joint Venture, Des Moines Real Estate Joint Venture and Portsmouth Joint Venture and the properties in Corpus Christi, Universal City and Schertz, Texas, Dalton, Georgia and Hoover, Alabama, each held as tenants-in-common, are accounted for using the equity method since each joint venture agreement requires the consent of all partners on all key decisions affecting the operations of the underlying property.

         Cash and Cash Equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks, money market funds and certificates of deposit with less than a 90-day maturity date. Cash equivalents are stated at cost plus accrued interest, which approximates market value.

         Cash accounts maintained on behalf of the Partnership in demand deposits at commercial banks, money market funds and certificates of deposit with less than a 90-day maturity date may exceed federally insured levels; however, the Partnership has not experienced any losses in such accounts.

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

         Rents Paid in Advance - Rents paid in advance by lessees for future periods are deferred upon receipt and are recognized as revenues during the period in which the rental income is earned.

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

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001

1.       Significant Accounting Policies - Continued

         The more significant use of management estimates relate to the allowance for doubtful accounts and future cash flows associated with long-lived assets. Actual results could differ from those estimates.

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on partner's capital, net income, or cash flows.

         Statement of Financial Accounting Standards No. 144 - Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its estimated fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

         FASB Interpretation No. 46 - In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities, FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. In December 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R"), to clarify some of the provisions of FIN 46. Under FIN 46R, special effective date provisions apply to entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Partnership did not fully or partially apply FIN 46 prior to the issuance of FIN 46R. Also, the Partnership does not have interests in structures commonly referred to as special-purpose entities. Therefore, application of FIN 46R is required in the Partnership's financial statements for periods ending after March 15, 2004. The General Partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001

1.       Significant Accounting Policies - Continued

         Statement of Financial Accounting Standards No. 150 - In May 2003, the FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 will require issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. One requirement of FAS 150 is that minority interests for majority owned finite lived entities be classified as a liability and recorded at fair market value. FAS 150 initially applied immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Effective October 29, 2003, the FASB deferred implementation of FAS 150 as it applies to minority interests of finite lived Partnerships. The deferral of these provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB's Liabilities and Equity project or Phase II of the FASB's Business Combinations project; therefore, no specific timing for the implementation of these provisions has been stated. The implementation of the currently effective aspects of FAS 150 did not have an impact on the Partnership's results of operations. The implementation of the provisions of FAS 150 that have been deferred is not expected to have a material impact on the Partnership's results of operations.

2.       Real Estate Properties with Operating Leases

         Real estate properties with operating leases consisted of the following at December 31:

                                                           2003                2002
                                                      -----------------   ----------------

                 Land                                   $   10,597,700     $   10,597,700
                 Buildings                                  12,164,871         11,508,936
                                                      -----------------   ----------------
                                                            22,762,571         22,106,636

                 Less accumulated depreciation              (4,161,687 )       (3,758,223 )
                                                      -----------------   ----------------
                                                        $   18,600,884     $   18,348,413
                                                      =================   ================

         In August 2002, the Partnership received a parcel of land adjacent to its Property in Roswell, New Mexico from the tenant of the Partnership's property as payment for approximately $32,500 of rental revenues owed. The parcel of land is developed as a parking lot which is contiguous to the parking lot of the Partnership's Property. The Partnership accounted for this transaction as a non-monetary exchange of assets at their fair value. No gain or loss was recognized on this transaction.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2003:

                         2004                               $  2,427,882
                         2005                                  2,437,697
                         2006                                  2,255,041
                         2007                                  1,851,977
                         2008                                  1,764,236
                         Thereafter                            6,030,281
                                                        -----------------
                              Total (1)                     $ 16,767,114
                                                        =================

                        (1) Excludes two properties that were sold in 2004

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


3.       Net Investment in Direct Financing Leases

         The following lists the components of the net investment in direct financing leases at December 31:

                                                               2003                  2002
                                                         -----------------     -----------------

                 Minimum lease payments
                      receivable                             $  6,290,088           $ 8,229,672
                 Estimated residual values                      1,462,721             1,691,985
                 Less unearned income                          (3,670,356 )          (5,046,827 )
                                                         -----------------     -----------------

                 Net investment in direct
                      financing leases                       $  4,082,453          $  4,874,830
                                                         =================     =================

         During 2003, the Partnership recorded a provision for write-down of assets of approximately $67,700 relating to the property in Yelm, Washington. The provision represented the difference between the net carrying value of the property and its estimated fair value. The tenant of this property experienced financial difficulties, and in March 2003, the Partnership executed a termination of the tenant's lease rights, and the tenant surrendered the premises. As a result, the Partnership reclassified this property, the building portion of which had been classified as a direct financing lease, to real estate properties with operating leases. No loss on the reclassification was recorded.

         The following is a schedule of future minimum lease payments to be received on the direct financing leases at December 31, 2003:

                          2004                                 $   713,002
                          2005                                     713,002
                          2006                                     713,002
                          2007                                     724,128
                          2008                                     741,986
                          Thereafter                             2,684,968
                                                           ----------------

                               Total (1)                      $  6,290,088
                                                           ================

         (1) Excludes three properties that were sold in 2004

4.       Investment in Joint Ventures

         The Partnership has a 62.16%, 76.6%, and a 42.8% interest in the profits and losses of Ashland Joint Venture, Des Moines Real Estate Joint Venture, and Portsmouth Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners. In addition, the Partnership owns a 72.58% interest in a property in Corpus Christi, Texas, as tenants-in-common with an affiliate of the general partners.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


4.       Investment in Joint Ventures - Continued

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

         In June 2002, Ashland Joint Venture, in which the Partnership owns a 62.16% interest, sold its Burger King property in Ashland, New Hampshire to the tenant and received net sales proceeds of approximately $1,472,900, resulting in a gain of approximately $500,900. The financial results relating to this property are reflected as Discontinued Operations in the combined condensed financial information presented below. In June 2002, the joint venture reinvested the majority of these net sales proceeds in a property in San Antonio, Texas. The joint venture acquired the property from CNL Funding 2001-A, LP, an affiliate of the general partners, at an approximate cost of $1,343,000.

         In November 2003, the Partnership and CNL Income Fund VI, Ltd, CNL Income Fund XV, Ltd., and CNL Income Fund XVI, Ltd., as tenants-in-common, invested in a property in Dalton, Georgia. The Partnership contributed $722,000 for a 38% interest in the property. In December 2003, the Partnership and CNL Income Fund XVI, Ltd., as tenants-in-common, invested in a property in Hoover, Alabama. The Partnership contributed approximately $325,700 to pay for construction costs and owns a 26% interest in the property. The Partnership and affiliates entered into agreements whereby each co-venturer will share in the profits and losses of the respective property in proportion to its applicable percentage interest. Each of the CNL Income Funds is an affiliate of the general partners.

         Ashland Joint Venture, Des Moines Real Estate Joint Venture, Portsmouth Joint Venture and the Partnership and affiliates, as tenants-in-common in five separate tenancy in common arrangements, each own one property. The following presents the combined condensed financial information for the unconsolidated joint ventures and the properties held as tenants-in-common with affiliates at:

                                                                             December 31,
                                                                    2003                       2002
                                                             --------------------        ------------------
         Real estate properties with operating
            leases,  net                                          $    8,436,036             $   5,551,686
         Net investment in direct financing lease                        303,930                   308,883
         Cash                                                             51,830                    18,815
         Receivables                                                     153,552                        --
         Accrued rental income                                           167,908                   142,283
         Other assets                                                     19,582                     8,466
         Liabilities                                                      14,114                    10,549
         Partners' capital                                             9,118,724                 6,019,584

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001

4.       Investment in Joint Ventures - Continued

                                                                      Year ended December 31,
                                                            2003             2002             2001
                                                        --------------   --------------  ----------------
         Continuing Operations:
           Revenues                                         $ 746,906       $  848,807        $  329,956
           Expenses                                          (138,325 )       (100,798 )        (201,380 )
           Provision for write-down of assets                      --               --          (356,719 )
           Gain on disposal of assets                              --               --           123,893
                                                        --------------   --------------  ----------------
         Income (loss) from continuing operations           $ 608,581          748,009          (104,250 )
                                                        --------------   --------------  ----------------

         Discontinued Operations:
           Revenues                                                --           51,147           126,250
           Expenses                                                --          (24,220 )         (42,327 )
           Gain on disposal of discontinued operations             --          500,912                --
                                                        --------------   --------------  ----------------
                                                                   --          527,839            83,923
                                                        --------------   --------------  ----------------

         Net income (loss)                                  $ 608,581      $ 1,275,848       $   (20,327 )
                                                        ==============   ==============  ================

         The Partnership recognized income totaling $437,801 and $863,810 for the years ended December 31, 2003 and 2002, respectively, and a loss of $147,538 for the year ended December 31, 2001, from these joint ventures and the properties held as tenants-in-common with affiliates of the general partners.

5.       Discontinued Operations

         During 2002, the Partnership identified and sold its Burger King properties in Columbus, Ohio and East Detroit, Michigan to the tenant and received net sales proceeds of approximately $1,734,400, resulting in a total gain on disposal of discontinued operations of approximately $442,100. During 2003, the Partnership identified for sale four additional properties. These six properties were classified as Discontinued Operations in the accompanying financial statements. In March 2003, the Partnership sold the property in Abilene, Texas, to the tenant and received approximately $931,900 in net sales proceeds, resulting in a gain on disposal of discontinued operations of approximately $378,000. The Partnership reclassified the assets relating to the properties in Lynchburg, Virginia; Cullman, Alabama; and Huntersville, North Carolina to real estate held for sale. The reclassified assets were recorded at the lower of their carrying amount or fair value, less cost to sell, which resulted in the Partnership recording a provision for write-down of assets of approximately $41,200 relating to the property in Lynchburg, Virginia. The provision represented the difference between the net carrying value of the property and its estimated fair value.

         The  operating  results  of  the  discontinued   operations  for  these
         properties are as follows:

                                                                            Year Ended December 31,
                                                                    2003              2002            2001
                                                                --------------   ---------------  --------------

              Rental revenues                                      $  283,437       $   594,366      $  438,983
              Other income                                              1,947            42,217              --
              Expenses                                                (11,137 )         (12,177 )       (81,842 )
              Provision for write-down of assets                      (41,154 )              --        (246,983 )
                                                                --------------   ---------------  --------------

              Income from discontinued operations                  $  233,093       $   624,406      $  110,158
                                                                ==============   ===============  ==============

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


6.       Allocations and Distributions

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

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partners in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2003, 2002, and 2001.

         During the year ended December 31, 2002, the Partnership declared distributions to the Limited Partners of $3,700,024. During each of the years ended December 31, 2003 and 2001, the Partnership declared distributions to the Limited Partners of $3,500,024. During the quarter ended December 31, 2002, the Partnership declared a special distribution to the limited partners of $200,000, which represented cumulative excess operating reserves. This special distribution was effectively a return of a portion of the limited partners' investment, although in accordance with the partnership agreement, $200,000 was applied toward the limited partners' 10% Preferred Return. No distributions have been made to the general partners to date.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


7.       Income Taxes

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                    2003             2002              2001
                                                                --------------   --------------   ---------------

          Net income for financial reporting purposes             $ 3,200,449      $ 4,314,126       $ 1,727,316

          Effect of timing differences relating to
               depreciation                                           (52,014 )        (80,379 )         (69,778 )

            Effect of timing differences relating to gains on
               sales of assets                                       (119,036 )       (438,269 )          51,426

            Direct financing leases recorded as operating
               leases for tax reporting purposes                      189,435          172,789           138,491

            Effect of timing differences relating to equity
                in earnings of unconsolidated joint ventures            7,814         (430,774 )         433,308

            Accrued rental income                                      58,579          (67,582 )        (119,338 )

          Rents paid in advance                                        23,199           96,807           (13,565 )

          Effect of timing differences relating to allowance
               for doubtful accounts                                  108,422         (463,931 )         347,670

          Provision for write-down of assets                          108,848               --           654,393

          Effect of timing differences relating to minority
               interests                                              (16,483 )          1,124             5,385

          Other                                                          (406 )             --                --
                                                                --------------   --------------   ---------------

          Net income for federal income tax purposes              $ 3,508,807      $ 3,103,911       $ 3,155,308
                                                                ==============   ==============   ===============

8.       Related Party Transactions

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP, a wholly owned subsidiary of CNL Restaurant Properties, Inc. (formerly known as CNL American Properties Fund, Inc.) served as the Partnership's advisor until January 1, 2002, when it assigned its rights and obligations under a management agreement to RAI Restaurants, Inc. (the "Advisor"). The Advisor is a wholly owned subsidiary of CNL Restaurant Properties, Inc. ("CNL-RP"). The individual general partners are stockholders and directors of CNL-RP.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


8.       Related Party Transactions - Continued

         The Advisor provides services pursuant to a management agreement with the partnership. In connection therewith, the Partnership agreed to pay certain Advisor management fees of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. The Partnership incurred management fees of $40,137, $44,392, and $36,076, for the years ended December 31, 2003, 2002, and 2001, respectively.

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

         During the years ended December 31, 2003, 2002, and 2001, the Partnership's affiliates provided accounting and administrative services. The Partnership incurred $145,513, $192,286, and $219,365, for the years ended December 31, 2003, 2002, and 2001, respectively, for such services.

         During 2001, Phoenix Restaurant Group, Inc. ("PRG") filed for bankruptcy and neither rejected, nor affirmed the three leases it had with the Partnership, including a lease held with an affiliate of the general partners, as tenants-in-common. The Partnership owns a 72.58% interest in the tenancy in common. During 2002, the bankruptcy court assigned the leases relating to the properties in Avon, Colorado; and Abilene and Corpus Christi, Texas to CherryDen, LLC; SWAC, LLC; and RAI, LLC, respectively. CherryDen, LLC and RAI, LLC are affiliates of the general partners. All other lease terms remained the same. In connection with the lease for the property in Avon, Colorado, the Partnership recognized rental revenues of approximately $176,000 and $110,900 during the years ended December 31, 2003 and 2002, respectively. The tenancy in common recognized rental revenues of approximately $190,600 and $127,800 relating to the property in Corpus Christi, Texas during the years ended December 31, 2003 and 2002, respectively. The Partnership recognized its pro-rata share of these amounts in equity in earnings of unconsolidated joint ventures in the accompanying financial statements.

         In June 2002, the Partnership and CNL Income Fund VI, Ltd. acquired two properties, one in Universal City, Texas and one in Schertz, Texas, each as a separate tenancy in common arrangement, from CNL Funding 2001-A, LP, for a total of approximately $2,087,200. In addition, in June 2002, Ashland Joint Venture acquired a property in San Antonio, Texas, from CNL Funding 2001-A, LP, for approximately $1,343,000. CNL Funding 2001-A, LP, an affiliate of the general partners, had purchased and temporarily held title to the properties in order to facilitate the acquisition of the properties by the Partnership. The purchase price paid by the Partnership and CNL Income Fund VI, Ltd. and the joint venture represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the properties.

         The due to related parties at December 31, 2003 and 2002, totaled $16,161 and $20,101, respectively.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


9.       Concentration of Credit Risk

         The following schedule presents total rental revenues from individual lessees, each representing more than ten percent of total rental revenues (including total rental revenues from the Partnership's consolidated joint ventures and the Partnership's share of total rental revenues from the unconsolidated joint ventures and the properties held as tenants-in-common with affiliates of the General Partners), for each of the years ended December 31:

                                                              2003               2002                2001
                                                         ---------------    ---------------     ---------------

          Jack in the Box Inc. and Jack in
               the Box Eastern Division,
               L.P.                                           $ 768,074          $ 768,074          $  768,070
          Golden Corral Corporation                             640,722            675,245             600,548
          Denny's, Inc and Denny's Corporation                  450,194                N/A                 N/A
          Texas Taco Cabana, LP                                 406,287                N/A                 N/A
          Burger King Corporation and
              BK Acquisition, Inc.                                  N/A            479,251             621,123

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than ten percent of total rental revenues (including total rental revenues from the Partnership's consolidated joint ventures and the Partnership's share of total rental revenues from the unconsolidated joint ventures and the properties held as tenants-in-common with affiliates of the General Partners), for each of the years ended December 31:

                                                      2003                 2002                 2001
                                                 ----------------    ------------------    ----------------

          Jack in the Box                             $  768,074           $   768,074          $  588,204
          Burger King                                    663,671               969,360           1,148,827
          Golden Corral Buffet and
               Grill                                     640,722               675,245             600,548
          Denny's                                        604,389               907,510             492,804
          Taco Cabana                                    406,287                   N/A                 N/A

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the tenant or chain did not represent more than ten percent of the Partnership's total rental revenues.

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains will significantly impact the operating results of the Partnership if the Partnership is not able to re-lease the Properties in a timely manner.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


10.      Selected Quarterly Financial Data

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2003 and 2002.

                  2003 Quarter                 First           Second           Third           Fourth           Year
         --------------------------------    -----------    -------------    ------------    -------------    ------------

         Continuing Operations (1):
             Revenues                          $ 738,582        $ 679,213       $ 733,367        $ 908,420      $3,059,582
             Equity in earnings of
               unconsolidated  joint
               ventures                           99,535          110,959         110,325          116,982         437,801
             Income from continuing
               operations                        609,499          515,622         643,394          820,880       2,589,395

         Discontinued Operations (1):
             Revenues                             86,141           64,102          66,618           68,523         285,384
             Income from and gain on
               disposal of discontinued
               operations                        460,617           64,102          19,165           67,170         611,054

         Net income                            1,070,116          579,724         662,559          888,050       3,200,449

         Income per limited partner unit:
             Continuing operations               $  0.15         $   0.13        $   0.17         $   0.20        $   0.65
             Discontinued operations                0.12             0.01             --              0.02            0.15
                                             -----------    -------------    ------------    -------------    ------------
                                                 $  0.27         $   0.14        $   0.17         $   0.22        $   0.80
                                             ===========    =============    ============    =============    ============


                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001

10.    Selected Quarterly Financial Data - Continued

                2002 Quarter                 First           Second           Third           Fourth           Year
       --------------------------------    -----------    -------------    ------------    -------------    ------------

       Continuing Operations (1):
           Revenues                          $ 756,074        $ 766,295       $ 809,290        $ 940,943      $3,272,602
           Equity in earnings
             of unconsolidated
             joint ventures                     57,219          584,639         118,993          102,959         863,810
           Income from continuing
             operations                        572,278        1,092,691         737,856          844,749       3,247,574

       Discontinued Operations (1):
           Revenues                            124,953          328,446          92,259           90,925         636,583
           Income from and gain on
             disposal of discontinued
             operations                        117,290          766,482          91,706           91,074       1,066,552

       Net income                              689,568        1,859,173         829,562          935,823       4,314,126

       Income per limited partner unit:
           Continuing operations               $  0.14         $   0.27        $   0.19         $   0.21        $   0.81
           Discontinued operations                0.03             0.19            0.02             0.03            0.27
                                           -----------    -------------    ------------    -------------    ------------
                                               $  0.17         $   0.46        $   0.21         $   0.24        $   1.08
                                           ===========    =============    ============    =============    ============

(1) Certain items in the quarterly financial data have been reclassified to conform to the 2003 presentation. This reclassification had no effect on net income. The results of operations relating to properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations. The results of operations relating to properties that were either identified for sale and disposed of subsequent to January 1, 2002 or were classified as held for sale as of December 31, 2003 are reported as discontinued operations for all periods presented.

11.      Commitments

         In October 2003, the Partnership entered into an agreement with a third party to sell the property in Lynchburg, Virginia. In addition, in December 2003, the Partnership entered into an agreement to sell the Property in Cullman, Alabama.

12.      Subsequent Events

         In January 2004, the Partnership sold its Property in Lynchburg, Virginia to a third party and received net sales proceeds of approximately $960,000, resulting in a gain on disposal of discontinued operations of approximately $3,800.

         In February 2004, the Partnership sold its Property in Cullman, Alabama to a third party and received net sales proceeds of approximately $1,045,600, resulting in a gain on disposal of discontinued operations of approximately $349,100.

         In March 2004, the Partnership sold its Property in Huntersville, North Carolina to a third party and received net sales proceeds of approximately $1,035,600, resulting in a gain on disposal of discontinued operations of approximately $266,400.

Item 9. Changes in and   Disagreements   with  Accountants  on  Accounting  and
        Financial Disclosure

         None.


Item 9A. Controls and Procedures

         The General Partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

         There was no change in internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL-RP, CCM, CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

         James M. Seneff, Jr., age 57. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL-RP, a public, unlisted real estate investment trust since 1994. Mr. Seneff served as Chief Executive Officer of CNL-RP from 1994 through August 1999 and as Co-Chief Executive Officer from December 2000 through September 2003. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the
Partnership's advisor, from its inception in 1990 until it merged with a wholly-owned subsidiary of CNL-RP in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. CNL Fund Advisors, Inc., formerly CNL Institutional Advisors, Inc., is a registered investment advisor. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc., a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since 1973. CNL Financial Group, Inc. is and is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp., all of which are engaged in the business of real estate finance. Mr. Seneff also serves as a Director and Chairman of the Board of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; and served as Chief Executive Officer of CNL Hospitality Properties, Inc. from its inception in 1997 until 2003 and served as Co-Chief Executive Officer from February 2003 until May 1, 2003. Mr. Seneff has served as Chairman of the Board of CNL Hospitality Corp., the advisor to CNL Hospitality Properties, Inc., since its inception in 1997. Mr. Seneff also served as Chief Executive Officer from its inception in 1997 through February 2003, and currently serves as Co-Chief Executive Officer of CNL Hospitality Corp. Mr. Seneff has served as Director and Chairman of the Board of CNL Retirement Corp. since 1997 and served as Chief Executive Officer of CNL Retirement Corp. from 1997 through 2003. CNL Retirement Corp. is the advisor to CNL Retirement Properties, Inc., a public, unlisted real estate investment trust. Mr. Seneff has also served as Director and Chairman of the Board of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange, since 1992 and served as Chief Executive Officer of Commercial Net Lease Realty, Inc. from 1992 through February 2004. Mr. Seneff has served as a Director, Chairman of the Board, and Chief Executive Officer of CNL Securities Corp. since its formation in 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of CNL Commercial Finance, Inc. since 2000. Mr. Seneff also serves as Chairman of the Board of CNLBank, an independent, state-chartered commercial bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of the Florida state retirement plan. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 56. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne has served as a Director and Vice Chairman of the Board of CNL-RP since 1994. Mr. Bourne also served as President of CNL-RP from 1994 through February 1999 and served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. Mr. Bourne served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of CNL-RP including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc. Mr. Bourne serves as Director, Vice Chairman of the Board and Treasurer and from 1997 until June 2002 served as President of CNL Hospitality Properties, Inc. and as Director, President and Treasurer of CNL Hospitality Corp. Mr. Bourne also serves as Director and Treasurer of CNL Retirement Properties, Inc. and as Director and Treasurer of CNL Retirement Corp. Mr. Bourne serves as a Director of CNLBank. Mr. Bourne has also served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc. Mr. Bourne serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 48. Mr. McWilliams has served as President of CNL-RP since May 2001 and as Chief Executive Officer of CNL-RP since September 2003. Mr. McWilliams served as Co-Chief Executive Officer of CNL-RP from December 2000 through September 2003 and served as Chief Executive Officer from September 1999 through December 2000. Mr. McWilliams also served as President and Chief Executive Officer of CNL Franchise Network Corp., a wholly owned subsidiary of CNL-RP since August 2002 and served as President of CNL-RP from February 1999 until September 1999 and as Executive Vice President of CNL-RP from 1997 through February 1999. Mr. McWilliams served as an Executive Vice President of CNL Financial Group, Inc. from the time he joined the company in April 1997 until September 1999. Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc., a corporation engaged in the business of real estate financing, from April 1997 until the acquisition of such entities by wholly owned subsidiaries of CNL-RP in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven  D.  Shackelford,  age  40.  Mr.  Shackelford  was  promoted  to
Executive Vice President and Chief Operating Officer of CNL-RP in September 2003. Mr. Shackelford has also served as Chief Financial Officer since January 1997. He served as Senior Vice President of CNL-RP from January 1997 through July 2000, when he was promoted to Executive Vice President. Mr. Shackelford has also served as Secretary and Treasurer of CNL-RP since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the
Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.

         Thomas Arasi, age 46. Mr. Arasi has served as President of CCM since it was formed in July 2003 to provide strategic advisory services to the General Partners. He has served in various consulting capacities to CNL Hospitality Corp and other CNL affiliates since January 2003. Since November 2001 he has been an independent consultant working for a variety of operating and investment companies in the hospitality industry. Until October 2001, Mr. Arasi was President & Chief Executive Officer, and a member of the Board of Directors of Lodgian, Inc., a New York Stock Exchange traded company, one of the largest independent hotel owner/operators in North America, with hotel properties under most brand names including Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, Crowne Plaza, Holiday Inn, Hilton, and Radisson. From June 1997 through November 2000, Mr. Arasi was a member of the Management Committee and held several top operating positions with Bass Hotels & Resorts, one of the leading international owners, operators and franchisors of hotels, most recently serving as President, Bass Hotels & Resort--The Americas. Mr. Arasi was formerly President of Tishman Hotel Corporation, Vice President of Salomon Brothers, Inc., in New York, Tokyo and Los Angeles and held positions with Sheraton, Westin and HVS International. Mr. Arasi graduated from Cornell University in January 1981, where he received a Bachelor's degree in Hotel and Restaurant Administration.

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

         Based solely on the General Partners' review of the copies of such forms the Partnership has received and written representations from certain
Reporting Persons that they were not required to file Forms 5 for the last fiscal year, the General Partners believe that all Reporting Persons complied with all filing requirements applicable to them with respect to transactions during fiscal 2003.

Code of Business Conduct

         The Partnership does not have employees and, accordingly, has not adopted a code of business conduct applicable exclusively to the Partnership. However, employees of the General Partners or their affiliates, including the individual General Partners, are bound by the Code of Business Conduct adopted November 11, 2003 by CNL Holdings, Inc. Separately, the employees of the Advisor are bound by the similar Code of Business Conduct adopted by CNL Restaurant Properties, Inc. Each of these codes of business conduct will be made available to any person who writes the Partnership requesting a copy.

Audit Committee Financial Expert

         Due to its organization as a limited partnership, the Partnership does not have an audit committee that is responsible for supervising the Partnership's relationship with its independent auditors. For the Partnership, this role is performed by the General Partners. Based on his previous service as the principal financial officer of companies with businesses similar to that of the Partnership, Robert A. Bourne, one of the General Partners, has the requisite experience to be considered an "audit committee financial expert" as defined in the rules under the Securities Exchange Act of 1934, if the Partnership had an audit committee. As a General Partner, Mr. Bourne is not independent of the Partnership.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The following table sets forth, as of March 12, 2004, the beneficial ownership interest of each person known to the Registrant to be a beneficial owner of more than five percent of the Units.

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


         The following table sets forth, as of March 12, 2004, the beneficial ownership interests of the General Partners in the Registrant.

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

Item 13. Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2003, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
          and Recipient                        Method of Computation                  Ended December 31, 2003
----------------------------------     --------------------------------------      ------------------------------

Reimbursement  to affiliates  for      Operating  expenses are reimbursed at       Accounting and administra-
operating expenses                     the  lower  of  cost  or  90%  of the       tive services:  $145,513
                                       prevailing  rate at which  comparable
                                       services  could have been obtained in
                                       the     same     geographic     area.
                                       Affiliates  of the  General  Partners
                                       from  time  to  time  incur   certain
                                       operating  expenses  on behalf of the
                                       Partnership     for     which     the
                                       Partnership       reimburses      the
                                       affiliates without interest.

Annual,    management    fee   to      One  percent  of  the  sum  of  gross       $40,137
affiliates                             revenues   from   Properties   wholly
                                       owned by the Partnership plus the
                                       Partnership's allocable share gross
                                       revenues of joint ventures in which the
                                       Partnership is co-venturer. The
                                       management fee, which will not exceed
                                       competitive fees for comparable fees for
                                       comparable services in the same
                                       geographic area, may or may not be taken,
                                       in whole or in part as to any year, in
                                       the sole discretion of affiliates.







                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2003
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





                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         And Recipient                         Method of Computation                  Ended December 31, 2003
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


         During 2001, Phoenix Restaurant Group, Inc. ("PRG") filed for bankruptcy and neither rejected, nor affirmed the three leases it had with the Partnership, including a lease held with an affiliate of the general partners, as tenants-in-common. The Partnership owns a 72.58% interest in the tenancy in common. During 2002, the bankruptcy court assigned the leases relating to the properties in Avon, Colorado; and Abilene and Corpus Christi, Texas to CherryDen, LLC; SWAC, LLC; and RAI, LLC, respectively. CherryDen, LLC and RAI, LLC are affiliates of the general partners. All other lease terms remained the same. In connection with the lease for the property in Avon, Colorado, the Partnership recognized rental revenues of approximately $176,000 and $110,900 during the years ended December 31, 2003 and 2002, respectively. The tenancy in common recognized rental revenues of approximately $190,600 and $127,800 relating to the property in Corpus Christi, Texas during the years ended December 31, 2003 and 2002, respectively. The Partnership recognized its pro-rata share of these amounts in equity in earnings of unconsolidated joint ventures in the accompanying financial statements.

Item 14. Principal Accountant Fees and Services

         The following table outlines the only fees paid or accrued by the Partnership for the audit and other services provided by the Partnership's independent certified public accountants, PricewaterhouseCoopers LLP, for the years ended December 31:

                                       2003                     2002
                               ---------------------       ------------------

       Audit Fees (1)                $      14,358            $      12,000
       Tax Fees (2)                          7,432                    6,948
                               ---------------------       ------------------
       Total                         $      21,790            $      18,948
                               =====================       ==================


(1)      Audit  services  of  PricewaterhouseCoopers   LLP  for  2003  and  2002
         consisted of the examination of the financial statements of the Partnership and quarterly review of financial statements.

(2)      Tax Fees relates to tax consulting and compliance services.

         Each of the non-audit services described above was approved by the General Partners. Due to its organization as a limited partnership, the Partnership does not have an audit committee


                                     PART IV


Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report.

    1.   Financial Statements

           Report of Independent Certified Public Accountants

           Balance Sheets at December 31, 2003 and 2002

           Statements of Income for the years ended December 31, 2003, 2002, and 2001

           Statements of Partners' Capital for the years ended December 31, 2003, 2002, and 2001

           Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001

           Notes to Financial Statements

    2.   Financial Statement Schedules

           Schedule II - Valuation and Qualifying Accounts for December 31, 2003, 2002, and 2001

           Schedule III - Real Estate and Accumulated Depreciation at December 31, 2003

           Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2003

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

(b) The Registrant filed no reports on Form 8-K during the period October 1, 2003 through December 31, 2003.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March, 2004.

                                         CNL INCOME FUND XI, LTD.

                                         By:CNL REALTY CORPORATION
                                            General Partner

                                            /s/ Robert A. Bourne
                                            -----------------------------------
                                            ROBERT A. BOURNE, President


                                         By:ROBERT A. BOURNE
                                            General Partner

                                            /s/ Robert A. Bourne
                                            -----------------------------------
                                            ROBERT A. BOURNE


                                         By:JAMES M. SENEFF, JR.
                                            General Partner

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

               Signature                                  Title                                  Date



/s/ Robert A. Bourne                     President,   Treasurer   and   Director            March 23, 2004
------------------------------------     (Principal Financial and Accounting
Robert A. Bourne                         Officer)


/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director            March 23, 2004
------------------------------------     (Principal Executive Officer)
James M. Seneff, Jr.


                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2003, 2002, and 2001

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

  2003      Allowance for
              doubtful
              accounts (a)          $   23,196      $  18,050       $ 181,723 (b)      $ 59,694 (c)     $  31,657     $ 131,618
                               ================  =============  ==============     =============     =============  ============


         (a) Deducted from receivables and accrued rental income on the balance sheet.

         (b) Reduction of rental and other income.

         (c) Amounts written off as uncollectible.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2003

                                                                            Costs Capitalized
                                                                             Subsequent To          Net Cost Basis at Which
                                                          Initial Cost        Acquisition         Carried at Close of Period (c)
                                              --------------------------  ---------------------  ---------------------------------
                               Encum-                     Buildings and    Improve-    Carrying             Buildings and
                               brances           Land     Improvements      ments        Costs     Land     Improvements     Total
                              ----------      ------------  ------------  ------------  -------  ---------  ------------  --------

Properties the Partnership
  has Invested in Under
  Operating Leases:

     Burger King Restaurants:
       Amesbury, Massachusetts    -           $359,458      $791,913             -        -      $359,458      $791,913   $1,151,371
       Bloomfield, Connecticut    -            266,685       555,656             -        -       266,685       555,656      822,341
       Gonzales, Louisiana        -            362,073       575,454             -        -       362,073       575,454      937,527
       Denver, Colorado           -            438,756             -             -        -       438,756            (f)     438,756
       Dayton, Ohio               -            472,964       441,860             -        -       472,964       441,860      914,824
       Lawrence, Kansas           -            321,505       411,353             -        -       321,505       411,353      732,858
       Roswell, New Mexico (j)    -            205,379       461,219             -        -       237,932       461,219      699,151
       Danbury, Connecticut (h)   -            220,496       498,434             -        -       220,496       498,434      718,930
       Yelm, Washington (k)       -            337,806       655,935             -        -       337,806       655,935      993,741

     Casa Del Rio Restaurant:
       Wadsworth, Ohio            -            187,368             -             -        -       187,368            (f)     187,368

     Denny's Restaurants:
       Orlando, Florida           -            627,065             -             -        -       627,065            (f)     627,065
       Avon, Colorado (l)         -            755,815             -       569,297        -       587,825       479,369    1,067,194
       Ocean Springs, Mississippi -            303,267             -             -        -       303,267            (f)     303,267

     Golden Corral Buffet
       and Grill Restaurants:
           McAllen, Texas         -            649,484       947,085             -        -       649,484       947,085    1,596,569
           Midwest City, Oklahoma -            506,420       975,640             -        -       506,420       975,640    1,482,060
           Oklahoma City, Oklahoma-            650,655       975,170             -        -       650,655       975,170    1,625,825

     Hardee's Restaurants:
       Dothan, Alabama            -            275,791             -             -        -       275,791            (f)     275,791
       North Augusta, South Caroli-a           201,056             -             -        -       201,056            (f)     201,056

     Jack in the Box Restaurants:
       Houston, Texas             -            475,618       447,374             -        -       475,618       447,374      922,992
       Houston, Texas             -            350,115       607,530             -        -       350,115       607,530      957,645
       Houston, Texas             -            362,591       582,149             -        -       362,591       582,149      944,740
       Kingswood, Texas           -            373,894       544,539             -        -       373,894       544,539      918,433
       Rockwall, Texas            -            348,497       652,932             -        -       348,497       652,932    1,001,429
       Antelope, California       -            500,623       524,823             -        -       500,623       524,823    1,025,446
       Show Low, Arizona          -            185,602       503,343             -        -       185,602       503,343      688,945

     KFC Restaurant:
       Deming, New Mexico         -            150,455             -             -        -       150,455            (f)     150,455

     Taco Cabana Restaurant:
       Houston, Texas (i)         -            843,699       533,093             -        -       843,699       533,093    1,376,792
                                           ------------  ------------  ------------  -------  ------------  ------------ -----------

                                           $10,733,137   $11,685,502      $569,297        -   $10,597,700   $12,164,871  $22,762,571
                                           ============  ============  ============  =======  ============  ============ ===========


Properties the Partnership has
     Invested in Under Direct
     Financing Leases:

     Burger King Restaurant:
       Denver, Colorado           -                  -             -      $403,692        -             -            (f)           (

     Casa Del Rio Restaurant:
       Wadsworth, Ohio            -                  -       264,861             -        -             -            (f)           (

     Denny's Restaurants:
       Orlando, Florida           -                  -             -       696,187        -             -            (f)           (
       Kent, Ohio                 -            101,488       421,645             -        -            (f)           (f)           (
       Ocean Springs, Mississippi -                  -       324,225             -        -             -            (f)           (

     Hardee's Restaurants:
       Dothan, Alabama            -                  -       407,368             -        -             -            (f)           (
       North Augusta, South Caroli-a                 -       457,712             -        -             -            (f)           (
       Old Fort, North Carolina   -            100,413       457,747             -        -            (f)           (f)           (

     KFC Restaurant:
       Deming, New Mexico         -                  -             -       389,032        -             -            (f)           (

     Other:
       Laurens, South Carolina (g)-            170,905       537,361             -        -            (f)           (f)           (
                                           ------------  ------------  ------------  -------  ------------

                                              $372,806    $2,870,919    $1,488,911        -             -
                                           ============  ============  ============  =======  ============

                                     Life on Which
                                     Depreciation
                  Date              Latest Income
    Accumulated  of Con-   Date       Statement
  Depreciation struction Acquired      Computed
  ----------- -------   -------     ----------






     $303,823    1982    06/92           (b)
      213,173    1990    06/92           (b)
      220,769    1989    06/92           (b)
            -    1992    06/92           (d)
      165,804    1987    09/92           (b)
      154,365    1982    09/92           (b)
      173,071    1986    09/92           (b)
      110,231    1983    09/98           (b)
       16,656    1997    01/99           (k)


            -    1992    09/92           (d)


            -    1992    06/92           (d)
      197,555    1993    09/92           (b)
            -    1992    09/92           (d)



      364,306    1992    06/92           (b)
      375,286    1992    06/92           (b)
      377,869    1992    05/92           (b)


            -    1992    09/92           (d)
            -    1992    09/92           (d)


      168,045    1992    09/92           (b)
      228,203    1992    09/92           (b)
      218,664    1992    09/92           (b)
      204,543    1992    09/92           (b)
      245,255    1992    09/92           (b)
      197,134    1992    09/92           (b)
      189,062    1992    09/92           (b)


            -    1993    09/92           (d)


       37,873    1998    12/01           (b)
-  -----------

   $4,161,687
=  ===========







f)          (d)   1992    06/92           (d)


f)          (d)   1992    09/92           (d)


f)          (d)   1992    06/92           (d)
f)          (e)   1987    07/92           (e)
f)          (d)   1992    09/92           (d)


f)          (d)   1992    09/92           (d)
f)          (d)   1992    09/92           (d)
f)          (e)   1992    09/92           (e)


f)          (d)   1993    09/92           (d)


f)          (e)   1992    09/92           (e)









                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2003


(a) Transactions in real estate and accumulated depreciation are summarized below. The balances in 2003, 2002, and 2001 have been adjusted to reflect the reclassification of properties accounted for as discontinued operations.

                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -------------------
            Properties the Partnership has Invested
              in Under Operating Leases:

                 Balance, December 31, 2000                                 $ 22,091,058        $  3,197,695
                 Acquisition                                                   1,376,791                  --
                 Disposition                                                  (1,135,848 )          (220,663 )
                 Provision for write-down of assets (l)                         (257,918 )                --
                 Depreciation expense                                                 --             394,395
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                   22,074,083           3,371,427
                 Acquisition (j)                                                  32,553                  --
                 Depreciation                                                         --             386,796
                                                                         ----------------   -----------------

                 Balance, December 31, 2002                                   22,106,636           3,758,223
                 Transfer from direct financing lease (k)                        655,935                  --
                 Depreciation expense                                                 --             403,464
                                                                         ----------------   -----------------

                 Balance, December 31, 2003                                 $ 22,762,571        $  4,161,687
                                                                         ================   =================


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 2003, the aggregate cost of the Partnership's wholly owned Properties and the Properties owned by its consolidated joint ventures was $30,421,966 for federal income tax purposes. All of the leases are treated as operating leases for federal income tax purposes.

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

(g) The restaurant on this Property was converted from a Denny's restaurant to a Hardee's restaurant during 1994. During 1999, the lease was assigned to a new tenant and the Property was renovated to a Gooney Birds Sports Grill and Bar.

(h) This Property was exchanged for a Burger King Property previously owned and located in Columbus, Ohio during 1998.

(i) During the year ended December 31, 2001, the Partnership purchased a real estate Property from 2002-A, LP, an affiliate of the General Partners, for an aggregate cost of approximately $1,376,800.

(j) In August 2002, the Partnership received a parcel of land adjacent to its Property in Roswell, New Mexico for payment of approximately $32,500 of past due rents. The parcel of land is developed as a parking lot which is contiguous to the parking lot of the Partnership's Property.

(k) During 2003, the lease for the Property in Yelm, Washington was terminated and the Partnership subsequently entered into a new lease with a new tenant, resulting in the reclassification of the assets to real estate properties with operating leases. The assets were recorded at their net carrying value and the building is being depreciated over its estimated remaining life of approximately 26 years.

(l) For financial reporting purposes, the undepreciated cost of the Property in Avon, Colorado was written down to its estimated fair value due to an impairment in value. The Partnership recognized the impairment by recording a provision for write-down of assets of approximately $257,900 at December 31, 2001. The impairment represented the difference between the Property's net carrying value and its estimated fair value.

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