Form 10-Q
period 2004-03-31
CNL INCOME FUND XI LTD
filed 2004-05-14
CIK 879980

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2004
   --------------------------------------------------------------------------

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


                            CNL Income Fund XI, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Florida                                         59-3078854
-----------------------------------              -------------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                         Identification No.)


  450 South Orange Avenue
      Orlando, Florida                                      32801
-----------------------------------------        -------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 540-2000
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

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                                 March 31,               December 31,
                                                                                   2004                     2003
                                                                            -------------------      -------------------
                               ASSETS

   Real estate properties with operating leases, net                             $  20,613,168            $  20,728,251
   Net investment in direct financing leases                                         4,046,300                4,082,453
   Real estate held for sale                                                                --                2,423,207
   Investment in joint ventures                                                      3,856,622                3,885,112
   Cash and cash equivalents                                                         4,753,280                1,682,358
   Receivables, less allowance for doubtful accounts
       of $143,769 and $131,618, respectively                                            3,111                  164,328
   Accrued rental income                                                             1,435,385                1,440,261
   Other assets                                                                        137,588                  161,335
                                                                            -------------------      -------------------

                                                                                 $  34,845,454            $  33,567,305
                                                                            ===================      ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable and accrued expenses                                          $     41,377              $     8,301
   Real estate taxes payable                                                            21,880                   25,656
   Distributions payable                                                               875,006                  875,006
   Due to related parties                                                               33,740                   16,161
   Rents paid in advance and deposits                                                   84,284                  196,648
                                                                            -------------------      -------------------
       Total liabilities                                                             1,056,287                1,121,772

   Minority interests                                                                1,197,283                1,209,913

   Partners' capital                                                                32,591,884               32,235,620
                                                                            -------------------      -------------------

                                                                                 $  34,845,454            $  33,567,305
                                                                            ===================      ===================

           See accompanying notes to condensed financial statements.




                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                        Quarter Ended
                                                                                          March 31,
                                                                                   2004               2003
                                                                               --------------    ---------------
    Revenues:
        Rental income from operating leases                                       $  633,061         $  638,870
        Earned income from direct financing leases                                   142,098            157,481
        Contingent rental income                                                      24,382              1,304
        Interest and other income                                                     13,104              4,837
                                                                               --------------    ---------------
                                                                                     812,645            802,492
                                                                               --------------    ---------------

    Expenses:
        General operating and administrative                                          93,691             77,423
        Property related                                                              10,029              4,240
        Management fees to related party                                               9,501              7,619
        State and other taxes                                                         67,564             46,327
        Depreciation and amortization                                                116,764            108,693
                                                                               --------------    ---------------
                                                                                     297,549            244,302
                                                                               --------------    ---------------
    Income before minority interests
        and equity in earnings of
        unconsolidated joint ventures                                                515,096            558,190

    Minority interests                                                               (24,456)           (24,134)

    Equity in earnings of unconsolidated joint ventures                               85,687             75,443
                                                                               --------------    ---------------

    Income from continuing operations                                                576,327            609,499
                                                                               --------------    ---------------

    Discontinued operations:
        Income from discontinued operations                                           36,970             82,656
        Gain on disposal of discontinued operations                                  617,973            377,961
                                                                               --------------    ---------------

                                                                                     654,943            460,617
                                                                               --------------    ---------------

    Net income                                                                   $ 1,231,270        $ 1,070,116
                                                                               ==============    ===============

    Income per limited partner unit:
        Continuing operations                                                      $    0.14          $    0.15
        Discontinued operations                                                         0.17               0.12
                                                                               --------------    ---------------

                                                                                   $    0.31          $    0.27
                                                                               ==============    ===============

    Weighted average number of limited partner
        units outstanding                                                          4,000,000          4,000,000
                                                                               ==============    ===============

            See accompanying notes to condensed financial statements.


                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                             Quarter Ended           Year Ended
                                                                               March 31,            December 31,
                                                                                  2004                  2003
                                                                           -------------------    ------------------

General partners:
    Beginning balance                                                             $   242,465           $   242,465
    Net income                                                                             --                    --
                                                                           -------------------    ------------------
                                                                                      242,465               242,465
                                                                           -------------------    ------------------

Limited partners:
    Beginning balance                                                              31,993,155            32,292,730
    Net income                                                                      1,231,270             3,200,449
    Distributions ($0.22 and $0.88 per
       limited partner unit, respectively)                                           (875,006)           (3,500,024 )
                                                                           -------------------    ------------------
                                                                                   32,349,419            31,993,155
                                                                           -------------------    ------------------

Total partners' capital                                                         $  32,591,884         $  32,235,620
                                                                           ===================    ==================



            See accompanying notes to condensed financial statements.


                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                         Quarter Ended
                                                                                           March 31,
                                                                                    2004               2003
                                                                               ---------------    ---------------


Net cash provided by operating activities                                         $   941,835        $ 1,015,531
                                                                               ---------------    ---------------

Cash flows from investing activities:
    Proceeds from sale of assets                                                    3,041,179            931,858
    Increase in restricted cash                                                            --           (931,858 )
                                                                               ---------------    ---------------
          Net cash provided by investing activities                                 3,041,179                 --
                                                                               ---------------    ---------------

Cash flows from financing activities:
    Distributions to limited partners                                                (875,006)        (1,075,006)
    Distributions to holders of minority interests                                    (37,086)           (31,522)
                                                                               ---------------    ---------------
          Net cash used in financing activities                                      (912,092)        (1,106,528)
                                                                               ---------------    ---------------

Net increase (decrease) in cash and cash equivalents                                3,070,922            (90,997)

Cash and cash equivalents at beginning of quarter                                   1,682,358          1,777,200
                                                                               ---------------    ---------------

Cash and cash equivalents at end of quarter                                      $  4,753,280        $ 1,686,203
                                                                               ===============    ===============

Supplemental schedule of non-cash financing activities:

    Distributions declared and unpaid at end of
       quarter                                                                    $   875,006         $  875,006
                                                                               ===============    ===============



            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2004 and 2003


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XI, Ltd. (the "Partnership") for the year ended December 31, 2003.

         The Partnership accounts for its 85% interest in Denver Joint Venture, its 77.33% interest in CNL/Airport Joint Venture, its 62.16% interest in Ashland Joint Venture, and its 76.60% interest in Des Moines Real Estate Joint Venture using the consolidation method. Minority interests represent the minority joint venture partners' proportionate share of the equity in the joint ventures. All significant intercompany accounts and transactions have been eliminated.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January
         2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership has adopted FIN 46R as of March 31, 2004, which resulted in the consolidation of certain previously unconsolidated joint ventures. FIN 46R does not require, but does permit restatement of previously issued financial statements. The Partnership has restated prior year's financial statements to maintain comparability between the periods presented. These restatements had no effect on partners' capital or net income.

2.       Reclassification

         Certain items in the prior year's financial statements have been reclassified to conform to 2004 presentation. These reclassifications had no effect on total partners' capital or net income.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2004 and 2003


3.       Discontinued Operations

         During 2003, the Partnership identified four properties for sale, one of which was sold during 2003. During the quarter ended March 31, 2004, the Partnership sold its property in Lynchburg, Virginia to the tenant and sold its Properties in Cullman, Alabama, and Huntersville, North Carolina, to separate third parties, and received aggregate net sales proceeds of approximately $3,041,000, resulting in a gain on disposal of discontinued operations of approximately $618,000. The Partnership recorded a provision for write-down of assets in a previous year related to the property in Lynchburg, Virginia.

         The following presents the operating results of the discontinued operations for these properties:


                                                      Quarter Ended March 31,
                                                      2004           2003
                                                  ----------     --------------

          Rental revenues                          $  36,970         $  86,141
          Expenses                                        --            (3,485)
                                                  ----------     --------------

          Income from discontinued operations      $  36,970         $  82,656
                                                  ==========     ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XI, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 20, 1991 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are, in general, triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance, and utilities. The Partnership owned 28 and 31 Properties directly as of March 31, 2004 and 2003, respectively. The Partnership also owned ten and eight Properties indirectly through joint venture or tenancy in common arrangements as of March 31, 2004 and 2003, respectively.

Capital Resources

         Net cash provided by operating activities was $941,835 and $1,015,531 for the quarters ended March 31, 2004 and 2003, respectively.

         Other sources and uses of cash included the following during the quarter ended March 31, 2004.

         During the quarter ended March 31, 2004, the Partnership sold its Property in Lynchburg, Virginia to the tenant and sold its Properties in Cullman, Alabama, and Huntersville, North Carolina, to separate third parties, and received aggregate net sales proceeds of $3,041,000 resulting in a gain on disposal of discontinued operations of approximately $618,000. The Partnership recorded a provision for write-down of assets in a previous year related to the Property in Lynchburg, Virginia. The general partners intend to reinvest the net sales proceeds in additional Properties or to pay liabilities.

         Cash and cash equivalents increased to $4,753,280 at March 31, 2004, from $1,682,358 at December 31, 2003. At March 31, 2004, these funds were held in demand deposit accounts at a commercial bank and a certificate of deposit with a 90-day or less maturity date. The increase in cash and cash equivalents at March 31, 2004 was primarily a result of the Partnership holding sales proceeds from the current year sales. The funds remaining at March 31, 2004, after the payment of distributions and other liabilities, will be used to invest in additional Properties and to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations, the Partnership declared distributions to limited partners of $875,006 for each of the quarters ended March 31, 2004 and 2003. This represents distributions of $0.22 per unit for each applicable quarter. No distributions were made to the general partners for the quarters ended March 31, 2004 and 2003. No amounts distributed to the limited partners for the quarters ended March 31, 2004 and 2003 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, decreased to $1,056,287 at March 31, 2004 from $1,121,772 at December 31, 2003. The decrease in total liabilities was due to a decrease in rents paid in advance and deposits and was partially offset by an increase in accounts payable and accrued expenses and amounts due to related parties. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Rental revenues from continuing operations were $775,159 for the quarter ended March 31, 2004, as compared to $796,351 in the same period in 2003. Rental revenues from continuing operations were lower during the quarter ended March 31, 2004 because during 2003 the Partnership stopped recording rental revenues relating to the Property in Dayton, Ohio when the tenant experienced financial difficulties. During March 2004, the tenant vacated the Property. The Partnership is currently seeking a new tenant for this Property. The lost revenues resulting from the vacant Property will continue to have an adverse effect on the results of operations of the Partnership until the Partnership is able to re-lease the Property.

         In April 2003, a tenant, The Melodie Corporation, filed for bankruptcy. The tenant has neither affirmed nor rejected the one lease it has with the Partnership. Subsequent to the tenant filing for bankruptcy, the Partnership has continued receiving rental payments relating to this lease. The lost revenues that would result if the lease were to be rejected will have an adverse effect on the results of operations if the Partnership is not able to re-lease the Property in a timely manner.

         During the quarters ended March 31, 2004 and 2003, the Partnership and its consolidated joint ventures earned $24,382 and $1,304, respectively, in contingent rental income from the Partnership's Properties. The increase in contingent rental income during 2004 was due to an increase in reported gross sales of the restaurants with leases that require the payment of contingent rental income.

         During the quarters ended March 31, 2004 and 2003, the Partnership earned $85,687 and $75,443, respectively, attributable to net income earned by unconsolidated joint ventures. The increase in 2004 is the result of an investment in an additional tenancy in common relationship in November 2003.

         Operating expenses, including depreciation and amortization, were $297,549 and $244,302 during the quarters ended March 31, 2004 and 2003, respectively. The increase in operating expenses during the quarter ended March 31, 2004 was primarily due to the Partnership incurring additional general operating and administrative expenses, including legal fees, and an increase in state tax expense relating to several states in which the Partnership conducts business.

         The Partnership recognized income from discontinued operations (rental revenues less property related expenses) of $82,656 during the quarter ended March 31, 2003, relating to the Properties in Abilene, Texas, Lynchburg Virginia, Cullman, Alabama, and Huntersville, North Carolina. The Partnership sold the Property in Abilene, Texas in March 2003 resulting in a gain on the disposal of discontinued operations of approximately $378,000. During the quarter ended March 31, 2004, the Partnership sold its Property in Lynchburg, Virginia to the tenant and sold its Properties in Cullman, Alabama, and Huntersville, North Carolina, to separate third parties resulting in a gain on disposal of discontinued operations of approximately $618,000. The Partnership recognized income from discontinued operations of $36,970 during the quarter ended March 31, 2004, relating to these three Properties.

         The general partners continuously evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership has adopted FIN 46R as of March 31, 2004, which resulted in the consolidation of certain previously unconsolidated joint ventures. FIN 46R does not require, but does permit restatement of previously issued financial statements. The Partnership has restated prior year's financial statements to maintain comparability between the periods presented. These restatements had no effect on partners' capital or net income.


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

                   10.1 Management  Agreement  between  CNL Income Fund XI, Ltd.
                        and CNL Investment Company. (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on April 15, 1993, and incorporated herein by reference.)

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

           (b)     Reports on Form 8-K

                   No reports on Form 8-K were filed during the quarter ended March 31, 2004.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 12th day of May, 2004.


                                CNL INCOME FUND XI, LTD.

                                By:    CNL REALTY CORPORATION
                                       General Partner


                                       By:   /s/ James M. Seneff, Jr.
                                             ---------------------------------
                                             JAMES M. SENEFF, JR.
                                             Chief Executive Officer
                                             (Principal Executive Officer)


                                       By:   /s/ Robert A. Bourne
                                             ----------------------------------
                                             ROBERT A. BOURNE
                                             President and Treasurer
                                             (Principal Financial and
                                             Accounting Officer)

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

                   10.1 Management  Agreement  between  CNL Income Fund XI, Ltd.
                        and CNL Investment Company. (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on April 15, 1993, and incorporated herein by reference.)

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