Form 10-Q
period 2004-06-30
CNL INCOME FUND XI LTD
filed 2004-08-12
CIK 879980

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2004
--------------------------------------------------------------------------------

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


                            CNL Income Fund XI, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                       59-3078854
-------------------------------               ----------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)


        450 South Orange Avenue
            Orlando, Florida                                 32801
----------------------------------------      ----------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 540-2000
                                              ----------------------------------


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

                                    CONTENTS



                                                                           Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                             1

                      Condensed Statements of Income                       2

                      Condensed Statements of Partners' Capital            3

                      Condensed Statements of Cash Flows                   4

                      Notes to Condensed Financial Statements              5-6

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                  7-9

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                          10

     Item 4.      Controls and Procedures                                  10

Part II.

     Other Information                                                     11-12

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                June 30,            December 31,
                                                                  2004                  2003
                                                           ------------------    ------------------
                               ASSETS

   Real estate properties with operating leases, net       $      20,222,297     $      20,452,460
   Net investment in direct financing leases                       3,702,734             3,768,877
   Real estate held for sale                                         672,023             3,101,531
   Investment in joint ventures                                    3,950,826             3,885,112
   Cash and cash equivalents                                       4,555,515             1,682,358
   Receivables, less allowance for doubtful accounts
       of $165,218 and $131,618, respectively                             --               164,328
   Accrued rental income                                           1,332,287             1,351,304
   Other assets                                                      137,978               161,335
                                                           ------------------    ------------------

                                                           $      34,573,660     $      34,567,305
                                                           ==================    ==================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable and accrued expenses                   $          22,404     $           8,301
   Real estate taxes payable                                          24,729                25,656
   Distributions payable                                             875,006               875,006
   Due to related parties                                             25,564                16,161
   Rents paid in advance and deposits                                 90,331               196,648
                                                           ------------------    ------------------
       Total liabilities                                           1,038,034             1,121,772

   Minority interests                                              1,198,642             1,209,913

   Partners' capital                                              32,336,984            32,235,620
                                                           ------------------    ------------------

                                                           $      34,573,660     $      34,567,305
                                                           ==================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                            Quarter Ended                    Six Months Ended
                                                               June 30,                          June 30,
                                                         2004             2003             2004             2003
                                                    --------------   --------------   --------------   --------------
Revenues:
    Rental income from operating leases             $     628,043    $     583,065    $   1,252,401    $   1,213,232
    Earned income from direct financing leases            132,196          137,598          265,830          286,235
    Contingent rental income                               14,979            1,527           39,361            2,831
    Interest and other income                               3,548            3,473           16,652            8,310
                                                    --------------   --------------   --------------   --------------
                                                          778,766          725,663        1,574,244        1,510,608
                                                    --------------   --------------   --------------   --------------

Expenses:
    General operating and administrative                   92,824           60,926          186,515          138,349
    Property related                                       10,968           13,327           20,997           17,567
    Management fees to related party                        9,034           11,871           18,535           19,490
    State and other taxes                                      --            4,351           67,564           50,678
    Depreciation and amortization                         119,962          112,857          236,726          221,550
    Provision for write-down of assets                         --           67,694               --           67,694
                                                    --------------   --------------   --------------   --------------
                                                          232,788          271,026          530,337          515,328
                                                    --------------   --------------   --------------   --------------
Income before minority interests and equity in
    earnings of unconsolidated joint ventures             545,978          454,637        1,043,907          995,280

Minority interests                                        (32,204)         (30,716)         (56,660)         (54,850)

Equity in earnings of unconsolidated joint
    ventures                                               86,047           75,443          171,734          150,886
                                                    --------------   --------------   --------------   --------------

Income from continuing operations                         599,821          499,364        1,158,981        1,091,316
                                                    --------------   --------------   --------------   --------------
Discontinued operations:
    Income from discontinued operations                    20,285           80,360           74,422          180,563
    Gain on disposal of discontinued operations                --               --          617,973          377,961
                                                    --------------   --------------   --------------   --------------
                                                           20,285           80,360          692,395          558,524
                                                    --------------   --------------   --------------   --------------

Net income                                          $     620,106    $     579,724    $   1,851,376    $   1,649,840
                                                    ==============   ==============   ==============   ==============

Income per limited partner unit:
    Continuing operations                           $        0.15    $        0.12   $         0.29    $        0.27
    Discontinued operations                                  0.01             0.02             0.17             0.14
                                                    --------------   --------------  ---------------   --------------
                                                    $        0.16    $        0.14   $         0.46    $        0.41
                                                    ==============   ==============  ===============   ==============

Weighted average number of limited partner
    units outstanding                                  4,000,000         4,000,000          4,000,000        4,000,000
                                                    =============    ==============  =================  ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                Six Months Ended         Year Ended
                                                    June 30,            December 31,
                                                      2004                  2003
                                               ------------------    ------------------

General partners:
    Beginning balance                          $         242,465     $         242,465
    Net income                                                --                    --
                                               ------------------    ------------------
                                                         242,465               242,465
                                               ------------------    ------------------

Limited partners:
    Beginning balance                                 31,993,155            32,292,730
    Net income                                         1,851,376             3,200,449
    Distributions ($0.44 and $0.88 per
       limited partner unit, respectively)            (1,750,012)           (3,500,024)
                                               ------------------    ------------------
                                                      32,094,519            31,993,155
                                               ------------------    ------------------

Total partners' capital                        $      32,336,984     $      32,235,620
                                               ==================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                 Six Months Ended
                                                                     June 30,
                                                              2004              2003
                                                         --------------    --------------


Net cash provided by operating activities                $   1,649,921     $   1,866,801
                                                         --------------    --------------

Cash flows from investing activities:
    Proceeds from sale of assets                             3,041,179           931,858
                                                         --------------    --------------
          Net cash provided by investing activities          3,041,179           931,858
                                                         --------------    --------------

Cash flows from financing activities:
    Distributions to limited partners                       (1,750,012)       (1,950,012)
    Distributions to holders of minority interests             (67,931)          (59,845)
                                                         --------------    --------------
          Net cash used in financing activities             (1,817,943)       (2,009,857)
                                                         --------------    --------------

Net increase in cash and cash equivalents                    2,873,157           788,802

Cash and cash equivalents at beginning of period             1,682,358         1,777,200
                                                         --------------    --------------

Cash and cash equivalents at end of period               $   4,555,515     $   2,566,002
                                                         ==============    ==============

Supplemental schedule of non-cash financing activities:

    Distributions declared and unpaid at end of
       period                                            $     875,006     $     875,006
                                                         ==============    ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

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

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January
         2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership adopted FIN 46R during the quarter ended March 31, 2004, which resulted in the consolidation of previously unconsolidated joint ventures, which were accounted for under the equity method. FIN 46R does not require, but does permit restatement of previously issued financial statements. The Partnership has restated prior year's financial statements to maintain comparability between the periods presented. Such consolidation resulted in certain assets and minority interests, and revenues and expenses, of these entities being reported on a gross basis in the Partnership's financial statements; however, these restatements had no effect on partners' capital or net income.

2.   Reclassification

         Certain items in the prior year's financial statements have been reclassified to conform to 2004 presentation. These reclassifications had no effect on total partners' capital or net income.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003

3.       Discontinued Operations

         During 2003, the Partnership identified four properties for sale that were classified as discontinued operations in the accompanying financial statements. The Partnership sold the property in Abilene, Texas, during 2003. During the quarter ended March 31, 2004, the Partnership sold its property in Lynchburg, Virginia to the tenant and sold its Properties in Cullman, Alabama, and Huntersville, North Carolina, to separate third parties, and received aggregate net sales proceeds of approximately $3,041,000, resulting in a gain on disposal of discontinued operations of approximately $618,000. The Partnership recorded a provision for write-down of assets in a previous year related to the property in Lynchburg, Virginia.

         In May 2004, the Partnership identified for sale the property in Dothan, Alabama and reclassified the asset to real estate held for sale. Because the current carrying amount of this asset is less than its fair value less cost to sell, no provision for the write-down of assets was recorded.

         The following presents the operating results of the discontinued operations for these properties:

                                                   Quarter Ended                    Six Months Ended
                                                      June 30,                          June 30,
                                                2004             2003             2004             2003
                                           --------------   --------------   --------------   --------------

              Rental revenues              $      20,285    $      81,560    $      74,422    $     185,248
              Expenses                                --           (1,200)              --           (4,685)
                                           --------------   --------------   --------------   --------------
              Income from
                  discontinued operations  $      20,285    $      80,360    $      74,422    $     180,563
                                           ==============   ==============   ==============   ==============

4.       Subsequent Event

         On August 9, 2004, the Partnership entered into a definitive Agreement and Plan of Merger pursuant to which the Partnership will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL
         Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. CNL Restaurant Properties, Inc. currently provides property management and other services to the Partnership. The merger of the Partnership (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U. S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the transaction, the limited partners will receive total consideration of approximately $39.66 million, consisting of approximately $33.16 million in cash and approximately $6.50 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $197,000 consisting of approximately $165,000 in cash and approximately $32,000 in preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XI, Ltd. (the "Partnership," which may be referred to as "we," "us," or "our") is a Florida limited partnership that was organized on August 20, 1991 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are, in general, triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance, and utilities. We owned 28 and 31 Properties directly as of June 30, 2004 and 2003, respectively. We also owned ten and eight Properties indirectly through joint venture or tenancy in common arrangements as of June 30, 2004 and 2003, respectively.

Capital Resources

         Net cash provided by operating activities was $1,649,921 and $1,866,801 for the six months ended June 30, 2004 and 2003, respectively. The decrease in net cash provided by operating activities during the six months ended June 30, 2004, was a result of changes in our working capital, such as the timing of transactions relating to the collection of receivables and the payment of expenses, and changes in income and expenses, such as changes in rental revenues and changes in operating and property related expenses.

         Other sources and uses of cash included the following during the six months ended June 30, 2004.

         In 2004, we sold our Property in Lynchburg, Virginia to the tenant and sold our Properties in Cullman, Alabama, and Huntersville, North Carolina, to separate third parties, and received aggregate net sales proceeds of $3,041,000 resulting in a gain on disposal of discontinued operations of approximately $618,000. We recorded a provision for write-down of assets in a previous year related to the Property in Lynchburg, Virginia. The general partners intend to reinvest the net sales proceeds in additional Properties or to pay liabilities.

         Cash and cash equivalents increased to $4,555,515 at June 30, 2004, from $1,682,358 at December 31, 2003. At June 30, 2004, these funds were held in demand deposit accounts at a commercial bank and a certificate of deposit with a 90-day or less maturity date. The increase in cash and cash equivalents at June 30, 2004 was primarily a result of holding sales proceeds from the current year sales. The funds remaining at June 30, 2004, after the payment of distributions and other liabilities, may be used to invest in additional Properties and to meet our working capital needs.

Short-Term Liquidity

         Our investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. The general partners believe that the leases will generate net cash flow in excess of operating expenses.

         Our  short-term   liquidity   requirements  consist  primarily  of  our
operating expenses.

         The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with our operations.

         We generally distribute cash from operations remaining after the payment of operating expenses, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, we declared distributions to limited partners of $1,750,012 for each of the six months ended June 30, 2004 and 2003 ($875,006 for each of the quarters ended June 30, 2004 and 2003). This represents distributions of $0.44 per unit for each of the six months ended June 30, 2004 and 2003 ($0.22 for each applicable quarter). No distributions were made to the general partners for quarters and six months ended June 30, 2004 and 2003. No amounts distributed to the limited partners for the six months ended June 30, 2004 and 2003 are required to be or have been treated as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. We intend to continue to make distributions of cash to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, decreased to $1,038,034 at June 30, 2004 from $1,121,772 at December 31, 2003. The decrease in total liabilities was due to a decrease in rents paid in advance and deposits and was partially offset by an increase in accounts payable and accrued expenses and amounts due to related parties. The general partners believe that we have sufficient cash on hand to meet our current working capital needs.

Long Term Liquidity

         We have no long-term debt or other long-term liquidity requirements.

Results of Operations

         Rental revenues from continuing operations were $1,518,231 for the six months ended June 30, 2004, as compared to $1,499,467 in the same period in 2003, of which $760,239 and $720,663 were earned during the second quarters of 2004 and 2003, respectively. Rental revenues from continuing operations were higher during the six months and quarter ended June 30, 2004 because we provided a rent reduction to the tenant of the Property in Yelm, Washington when the tenant experienced financial difficulties in 2002. In March 2003, we executed a termination of the tenant's lease rights, and the tenant surrendered the premises. The restaurant operated under a temporary lease agreement with a new tenant until October 2003 when we entered into a new lease with terms substantially the same as our other leases. The increase during the six months ended June 30, 2004 was partially offset due to the fact that during 2003 we stopped recording rental revenues relating to the Property in Dayton, Ohio when the tenant experienced financial difficulties. During March 2004, the tenant vacated the Property. In July 2004, we entered into a new lease with a new tenant for the Property. We began receiving rental payments in August 2004.

         In April 2003, a tenant, The Melodie Corporation, filed for bankruptcy. The tenant has neither affirmed nor rejected the one lease it has with us.
Subsequent to the tenant filing for bankruptcy, we have continued receiving rental payments relating to this lease. The lost revenues that would result if the lease were to be rejected will have an adverse effect on the results of operations if we are not able to re-lease the Property in a timely manner.

         During the six months ended June 30, 2004 and 2003, we earned $39,361 and $2,831, respectively, in contingent rental income from our Properties and our consolidated joint ventures, of which $14,979 and $1,527 were earned during the second quarters of 2004 and 2003, respectively. The increase in contingent rental income during 2004 was due to an increase in reported gross sales of the restaurants with leases that require the payment of contingent rental income.

         During the six months ended June 30, 2004 and 2003, we earned $171,734 and $150,886, respectively, attributable to net income earned by unconsolidated joint ventures, of which $86,047 and $75,443 were earned during the second quarters of 2004 and 2003, respectively. The increase in 2004 is the result of an investment in an additional tenancy in common relationship in November 2003.

         Operating expenses, including depreciation and amortization, were $530,337 and $515,328 during the six months ended June 30, 2004 and 2003, respectively, of which $232,788 and $271,026 were incurred during the second quarters of 2004 and 2003, respectively. The increase in operating expenses during the six months ended June 30, 2004 was primarily due to additional general operating and administrative expenses, including legal fees, and an increase in state tax expense relating to several states in which we conduct business offset by recording of a provision for the write-down of assets in 2003. Operating expenses were higher during the quarter ended June 30, 2003, compared to 2004, due to the recording of a provision for the write-down of assets relating to the Property in Yelm, Washington, which was offset by an increase in the general operating and administrative expenses during 2004.

         We recognized income from discontinued operations (rental revenues less property related expenses) of $180,563 and $80,360 during the six months and quarter ended June 30, 2003, respectively, relating to the Properties in Abilene, Texas, Lynchburg Virginia, Cullman, Alabama, Huntersville, North Carolina, and Dothan, Alabama. We sold the Property in Abilene, Texas in March 2003 resulting in a gain on the disposal of discontinued operations of approximately $378,000. During the six months and quarter ended June 30, 2004, we recognized income from discontinued operations of $74,422 and $20,285, respectively, relating to the Properties in Lynchburg Virginia, Cullman, Alabama, Huntersville, North Carolina, and Dothan, Alabama. In 2004, we sold the Property in Lynchburg, Virginia, to the tenant and the Properties in Cullman, Alabama, and Huntersville, North Carolina, to separate third parties resulting in a gain on disposal of discontinued operations of approximately $618,000. As of August 9, 2004, the sale of the Property in Dothan, Alabama, had not occurred.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities," requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. We adopted FIN 46R during the quarter ended March 31, 2004, which resulted in the consolidation of previously unconsolidated joint ventures, Ashland Joint Venture and Des Moines Real Estate Joint Venture, both of which were accounted for under the equity method. FIN 46R does not require, but does permit restatement of previously issued financial statements. We restated prior year's financial statements to maintain comparability between the periods presented. Such consolidation resulted in certain assets and minority interests, and revenues and expenses, of these entities being reported on a gross basis in our financial statements; however, these restatements had no effect on partner's capital or net income.

         The general partners believe their primary objective is to maintain current operations with restaurant operators as successfully as possible, while evaluating strategic alternatives, including alternatives that may provide liquidity to the limited partners. Real estate markets are strong throughout much of the nation, and the performance of restaurants has generally improved after several challenging years. As a result, the general partners believe that this is an attractive period for a strategic event to monetize the interests of the limited partners.

         In furtherance of this, on August 9, 2004, we entered into a definitive Agreement and Plan of Merger pursuant to which we will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. Our merger (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U. S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. U.S. Restaurant Properties, Inc. is a real estate investment trust (REIT) that focuses primarily on acquiring, owning and leasing restaurant properties. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the transaction, our limited partners will receive total consideration of approximately $39.66 million, consisting of approximately $33.16 million in cash and approximately $6.50 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $197,000 consisting of approximately $165,000 in cash and approximately $32,000 in preferred stock.

         We received an opinion from Wachovia Capital Markets, LLC that as of August 9, 2004 the merger consideration to be received by the holders of our general and limited partnership interests is fair, from a financial point of view, to such holders.

         As reflected above, the contemplated transactions are complex, and contingent upon certain conditions. The restaurant marketplace, the real estate industry, and the equities markets, all individually or taken as a whole, could impact the economics of this transaction. As a result, there is no assurance that we will be successful in completing the contemplated transaction.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


ITEM 4.  CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

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

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended June 30, 2004.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of August 2004.


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