Form 10-Q
period 2004-09-30
CNL INCOME FUND XI LTD
filed 2004-11-15
CIK 879980

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2004
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ______________________ to _______________________


                             Commission file number
                                     0-21560
                     ---------------------------------------


                            CNL Income Fund XI, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                        59-3078854
---------------------------------             ----------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


               450 South Orange Avenue
                  Orlando, Florida                          32801
----------------------------------------      ----------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                   (407) 540-2000
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

                                    CONTENTS





                                                                           Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                             1

                      Condensed Statements of Income                       2

                      Condensed Statements of Partners' Capital            3

                      Condensed Statements of Cash Flows                   4

                      Notes to Condensed Financial Statements              5-6

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                  7-10

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                          10

     Item 4.      Controls and Procedures                                  10

Part II.

     Other Information                                                     11-12

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                              September 30,             December 31,
                                                                                   2004                     2003
                                                                            -------------------      -------------------
                               ASSETS

   Real estate properties with operating leases, net                        $       20,107,217       $       20,452,460
   Net investment in direct financing leases                                         3,667,853                3,768,877
   Real estate held for sale                                                           671,330                3,101,531
   Investment in joint ventures                                                      4,001,893                3,885,112
   Cash and cash equivalents                                                         4,495,072                1,682,358
   Receivables, less allowance for doubtful accounts
       of $163,523 and $131,618, respectively                                            1,743                  164,328
   Due from related parties                                                                240                       --
   Accrued rental income                                                             1,312,198                1,351,304
   Other assets                                                                        143,587                  161,335
                                                                            -------------------      -------------------

                                                                            $       34,401,133       $       34,567,305
                                                                            ===================      ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable and accrued expenses                                    $           64,718       $            8,301
   Real estate taxes payable                                                            35,898                   25,656
   Distributions payable                                                               875,006                  875,006
   Due to related parties                                                               34,885                   16,161
   Rents paid in advance and deposits                                                   92,050                  196,648
                                                                            -------------------      -------------------
       Total liabilities                                                             1,102,557                1,121,772

   Minority interests                                                                1,188,683                1,209,913

   Commitment (Note 4)

   Partners' capital                                                                32,109,893               32,235,620
                                                                            -------------------      -------------------

                                                                            $       34,401,133       $       34,567,305
                                                                            ===================      ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                            Quarter Ended                    Nine Months Ended
                                                            September 30,                      September 30,
                                                        2004             2003              2004              2003
                                                    -------------    --------------  -----------------  ---------------
Revenues:
    Rental income from operating leases             $    641,156     $     639,236   $      1,893,557   $    1,852,468
    Earned income from direct financing leases           131,496           123,727            397,326          409,962
    Contingent rental income                              26,212            15,933             65,573           18,764
    Interest and other income                             11,897             1,019             28,549            9,329
                                                    -------------    --------------  -----------------  ---------------
                                                         810,761           779,915          2,385,005        2,290,523
                                                    -------------    --------------  -----------------  ---------------

Expenses:
    General operating and administrative                 108,920            56,961            295,435          195,310
    Property related                                      10,934            18,834             31,931           36,401
    Management fees to related party                       9,246             9,118             27,781           28,608
    State and other taxes                                     --             1,466             67,564           52,144
    Depreciation and amortization                        119,509           114,939            356,235          336,489
    Provision for write-down of assets                        --                --                 --           67,694
                                                    -------------    --------------  -----------------  ---------------
                                                         248,609           201,318            778,946          716,646
                                                    -------------    --------------  -----------------  ---------------
Income before minority interests and equity in
    earnings of unconsolidated joint ventures            562,152           578,597          1,606,059        1,573,877

Minority interests                                       (35,609)          (27,657)           (92,269)         (82,507)

Equity in earnings of unconsolidated joint
    ventures                                             100,439            75,091            272,173          225,977
                                                    -------------    --------------  -----------------  ---------------

Income from continuing operations                        626,982           626,031          1,785,963        1,717,347
                                                    -------------    --------------  -----------------  ---------------

Discontinued operations:
    Income from discontinued operations                   20,933            36,528             95,355          217,091
    Gain on disposal of discontinued operations               --                --            617,973          377,961
                                                    -------------    --------------  -----------------  ---------------
                                                          20,933            36,258            713,328          595,052
                                                    -------------    --------------  -----------------  ---------------

Net income                                          $    647,915     $     662,559   $      2,499,291   $    2,312,399
                                                    =============    ==============  =================  ===============

Income per limited partner unit:
    Continuing operations                           $       0.15     $        0.16   $           0.44   $         0.43
    Discontinued operations                                 0.01              0.01               0.18             0.15
                                                    -------------    --------------  -----------------  ---------------
                                                    $       0.16     $        0.17   $           0.62   $         0.58
                                                    =============    ==============  =================  ===============
Weighted average number of limited partner
    units outstanding                                  4,000,000         4,000,000          4,000,000        4,000,000
                                                    =============    ==============  =================  ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                          Nine Months Ended          Year Ended
                                                                            September 30,           December 31,
                                                                                 2004                   2003
                                                                         ---------------------    ------------------

General partners:
    Beginning balance                                                    $            245,465     $         242,465
    Net income                                                                             --                    --
                                                                         ---------------------    ------------------
                                                                                      242,465               242,465
                                                                         ---------------------    ------------------

Limited partners:
    Beginning balance                                                              31,993,155            32,292,730
    Net income                                                                      2,499,291             3,200,449
    Distributions ($0.66 and $0.88 per
       limited partner unit, respectively)                                         (2,625,018)           (3,500,024)
                                                                         ---------------------    ------------------
                                                                                   31,867,428            31,993,155
                                                                         ---------------------    ------------------

Total partners' capital                                                  $         32,109,893     $      32,235,620
                                                                         =====================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                    2004               2003
                                                                               ---------------    ---------------


Net cash provided by operating activities                                      $    2,510,052     $    2,925,434
                                                                               ---------------    ---------------

Cash flows from investing activities:
    Proceeds from sale of assets                                                    3,041,179            931,858
                                                                               ---------------    ---------------
          Net cash provided by investing activities                                 3,041,179            931,858
                                                                               ---------------    ---------------

Cash flows from financing activities:
    Distributions to limited partners                                              (2,625,018)        (2,825,018)
    Distributions to holders of minority interests                                   (113,499)           (96,080)
                                                                               ---------------    ---------------
          Net cash used in financing activities                                    (2,738,517)        (2,921,098)
                                                                               ---------------    ---------------

Net increase in cash and cash equivalents                                           2,812,714            936,194

Cash and cash equivalents at beginning of period                                    1,682,358          1,777,200
                                                                               ---------------    ---------------

Cash and cash equivalents at end of period                                     $    4,495,072     $    2,713,394
                                                                               ===============    ===============

Supplemental schedule of non-cash financing activities:

    Distributions declared and unpaid at end of
       period                                                                  $      875,006     $      875,006
                                                                               ===============    ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2004 and 2003


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

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

                            CNL INCOME FUND XI, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2004 and 2003


2.       Discontinued Operations - Continued

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

         The following presents the operating results of the discontinued operations for these properties:

                                                   Quarter Ended
                                                                                    Nine Months Ended
                                                   September 30,                      September 30,
                                               2004             2003             2004              2003
                                           --------------   --------------   --------------    --------------

              Rental revenues              $      21,183    $      83,981    $      95,605     $     269,229
              Expenses                              (250)          (6,298)            (250)          (10,983)
              Provision for the
                 writedown of assets                  --          (41,155)              --           (41,155)
                                           --------------   --------------   --------------    --------------
              Income from discontinued
                 operations                $      20,933    $      36,528    $      95,355     $     217,091
                                           ==============   ==============   ==============    ==============


3.       Merger Transaction

         On August 9, 2004, the Partnership entered into a definitive Agreement and Plan of Merger pursuant to which the Partnership will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL
         Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. CNL Restaurant Properties, Inc. currently provides property management and other services to the Partnership. The merger of the Partnership (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U.S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the merger agreement, if the transaction is approved, the limited partners will receive total consideration of approximately $39.66 million, consisting of approximately $33.16 million in cash and approximately $6.50 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $197,000 consisting of approximately $165,000 in cash and approximately $32,000 in preferred stock.


4.       Commitment

         In September 2004, the Partnership entered into an agreement with a third party to sell the property in Dothan, Alabama.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XI, Ltd. (the "Partnership," which may be referred to as "we," "us," or "our") is a Florida limited partnership that was organized on August 20, 1991 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are, in general, triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance, and utilities. We owned 28 and 31 Properties directly as of September 30, 2004 and 2003, respectively. We also owned ten and eight Properties indirectly through joint venture or tenancy in common arrangements as of September 30, 2004 and 2003, respectively.

Merger Transaction

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

         Under the terms of the merger agreement, if the transaction is approved, our limited partners will receive total consideration of approximately $39.66 million, consisting of approximately $33.16 million in cash and approximately $6.50 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $197,000 consisting of approximately $165,000 in cash and approximately $32,000 in preferred stock.

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

Capital Resources

         Net cash provided by operating activities was $2,510,052 and $2,925,434 for the nine months ended September 30, 2004 and 2003, respectively. The decrease in net cash provided by operating activities during the nine months ended September 30, 2004, was a result of changes in our working capital, such as the timing of transactions relating to the collection of receivables and the payment of expenses, and changes in income and expenses, such as changes in rental revenues and changes in operating and property related expenses.

         Other sources and uses of cash included the following during the nine months ended September 30, 2004.

         In 2004, we sold our Property in Lynchburg, Virginia to the tenant and sold our Properties in Cullman, Alabama, and Huntersville, North Carolina, to
separate third parties, and received aggregate net sales proceeds of approximately $3,041,000 resulting in a gain on disposal of discontinued operations of approximately $618,000. We recorded a provision for write-down of assets in a previous year related to the Property in Lynchburg, Virginia. The general partners intend to reinvest the net sales proceeds in additional Properties or to pay liabilities.

         Cash and cash equivalents increased to $4,495,072 at September 30, 2004, from $1,682,358 at December 31, 2003. At September 30, 2004, these funds were held in demand deposit accounts at a commercial bank and a certificate of deposit with a 90-day or less maturity date. The increase in cash and cash equivalents at September 30, 2004, was primarily a result of holding sales proceeds from the current year sales. The funds remaining at September 30, 2004, after the payment of distributions and other liabilities, may be used to invest in additional Properties and to meet our working capital needs.

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

         We generally distribute cash from operations remaining after the payment of operating expenses, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, we declared distributions to limited partners of $2,625,018 for each of the nine months ended September 30, 2004 and 2003 ($875,006 for each of the quarters ended September 30, 2004 and 2003). This represents distributions of $0.66 per unit for each of the nine months ended September 30, 2004 and 2003 ($0.22 for each applicable quarter). No distributions were made to the general partners for quarters and nine months ended September 30, 2004 and 2003. No amounts distributed to the limited partners for the nine months ended September 30, 2004 and 2003 are required to be or have been treated as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. We intend to continue to make distributions of cash to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, decreased to $1,102,557 at September 30, 2004 from $1,121,772 at December 31, 2003. The decrease in total liabilities was due to a decrease in rents paid in advance and deposits and was partially offset by an increase in accounts payable and accrued expenses and amounts due to related parties. The general partners believe that we have sufficient cash on hand to meet our current working capital needs.

Contractual Obligations, Contingent Liabilities, and Commitments

         In September 2004, we entered into an agreement with a third party to sell the Property in Dothan, Alabama. As of November 5, 2004, the sale had not occurred.

Long Term Liquidity

         We have no long-term debt or other long-term liquidity requirements.

Results of Operations

         Rental revenues from continuing operations were $2,290,883 for the nine months ended September 30, 2004, as compared to $2,262,430 for the same period in 2003, of which $772,652 and $762,963 were earned during the third quarters of 2004 and 2003, respectively. Rental revenues from continuing operations were higher during the quarter and nine months ended September 30, 2004 because we provided a rent reduction to the tenant of the Property in Yelm, Washington when the tenant experienced financial difficulties in 2002. In March 2003, we executed a termination of the tenant's lease rights, and the tenant surrendered the premises. The restaurant operated under a temporary lease agreement with a new tenant until October 2003 when we entered into a new lease with terms substantially the same as our other leases. The increase during the nine months ended September 30, 2004 was partially offset due to the fact that during 2003 we stopped recording rental revenues relating to the Property in Dayton, Ohio when the tenant experienced financial difficulties. During March 2004, the tenant vacated the Property. In July 2004, we entered into a new lease with a new tenant for the Property. We began receiving rental payments in August 2004.

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

         During the nine months ended September 30, 2004 and 2003, we earned $65,573 and $18,764, respectively, in contingent rental income from our Properties and our consolidated joint ventures, of which $26,212 and $15,933 were earned during the third quarters of 2004 and 2003, respectively. The increase in contingent rental income during 2004 was due to an increase in reported gross sales of certain restaurants with leases that require the payment of contingent rental income.

         During the nine months ended September 30, 2004 and 2003, we earned $272,173 and $225,977, respectively, attributable to net income earned by unconsolidated joint ventures, of which $100,439 and $75,091 were earned during the third quarters of 2004 and 2003, respectively. The increase in 2004 is primarily the result of an investment in an additional tenancy in common relationship in November 2003. Rental payments relating to this Property commenced at the time of acquisition.

         Operating expenses, including depreciation and amortization and provision for write-down of assets, were $778,946 and $716,646 during the nine months ended September 30, 2004 and 2003, respectively, of which $248,609 and $201,318 were incurred during the third quarters of 2004 and 2003, respectively. The increase in operating expenses during the quarter and nine months ended September 30, 2004 was primarily due to an increase in general operating and administrative expenses including, primarily, legal fees incurred in connection with the merger transaction described above. The increase for the nine months ended September 30, 2004 was also due to an increase in state tax expense relating to several states in which we conduct business, partially offset by a provision for the write-down of assets recorded in 2003.

         We recognized income from discontinued operations (rental revenues less property related expenses) of $217,091 and $36,528 during the nine months and quarter ended September 30, 2003, respectively, relating to the Properties in Abilene, Texas; Lynchburg, Virginia; Cullman, Alabama; Huntersville, North Carolina; and Dothan, Alabama. We sold the Property in Abilene, Texas in March 2003 resulting in a gain on the disposal of discontinued operations of approximately $378,000. During the nine months and quarter ended September 30, 2004, we recognized income from discontinued operations of $95,355 and $20,933, respectively, relating to the Properties in Lynchburg, Virginia; Cullman, Alabama; Huntersville, North Carolina; and Dothan, Alabama. In 2004, we sold the Property in Lynchburg, Virginia, to the tenant and the Properties in Cullman, Alabama, and Huntersville, North Carolina, to separate third parties resulting in a gain on disposal of discontinued operations of approximately $618,000. As of November 5, 2004, the sale of the Property in Dothan, Alabama, had not occurred.

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

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings.   Inapplicable.
          -----------------

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
          ------------------------------------------------------------
          Inapplicable.

Item 3.   Defaults upon Senior Securities.  Inapplicable.
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders.  Inapplicable.
          ---------------------------------------------------

Item 5.   Other Information.  Inapplicable.
          -----------------

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a)   Exhibits

                2.1 Agreement and Plan of Merger among U.S. Restaurant Properties, Inc., Ivanhoe Acquisition XI, LLC, and CNL Income Fund XI, Ltd., dated as of August 9, 2004. (Included as Exhibit 99.2 to Form 8-K filed with the Securities and Exchange Commission on August 9, 2004, and incorporated herein by reference.)

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

         DATED this 10th day of November 2004.


                                CNL INCOME FUND XI, LTD.

                                By:   CNL REALTY CORPORATION
                                      General Partner


                                      By:  /s/ James M. Seneff, Jr.
                                          -------------------------------------
                                           JAMES M. SENEFF, JR.
                                           Chief Executive Officer
                                           (Principal Executive Officer)


                                      By:  /s/ Robert A. Bourne
                                          -------------------------------------
                                           ROBERT A. BOURNE
                                           President and Treasurer
                                           (Principal Financial and
                                           Accounting Officer)

                                  EXHIBIT INDEX


Exhibit Number

                 Exhibits

                 2.1 Agreement and Plan of Merger among U.S. Restaurant Properties, Inc., Ivanhoe Acquisition XI, LLC, and CNL Income Fund XI, Ltd., dated as of August 9, 2004. (Included as Exhibit 99.2 to Form 8-K filed with the Securities and Exchange Commission on August 9, 2004, and incorporated herein by reference.)

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